Form 10-K
period 1999-09-30
ADVANCE TECHNOLOGIES INC
filed 2000-01-20
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended September 30, 1999

                          Commission File No. 0-27175

                            ADVANCE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                               95-475536
           State or other jurisdiction of           (I.R.S. Employer
          Incorporation or organization)           Identification No.)


                         304 South Elm Drive, Penthouse
                            Beverly Hills, CA 90212
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (310) 553-6776

          Securities Registered Pursuant to Section 12(b) of the Act:

                              Title of each class
                Common Name of Each exchange on which registered
                   National Association of Securities Dealers
          Securities registered pursuant to Section 12(g) of the Act:
                       _________________________________

                       Indicate by check mark whether the
              Registrant (1) has filed all reports required to be
                 filed by Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 during the preceding 12
                  months (or for such shorter period that the
            registrant was required to file such reports), and (2)
              has been subject to such filing requirements for the
                                  past 90 days.
                                   Yes X  No

                    Indicate by check mark if disclosure of
              delinquent filers pursuant to item 405 of Regulation
                  S-K is not contained herein, and will not be
             contained, to the best of registrants's knowledge, in
                   definitive proxy or information statements

Advance Technoligies, Inc. 10-K                                         page 1

               incorporated by reference in part III of this Form
                10-K or any amendment to this Form 10-K.    [X]

                   The aggregate market value of voting stock
          held by non-affiliates of the Registrant as of September 30,
                       1999 was approximately $1,286,461.




                     On July 1, 1999, approximately 2,572,923
              shares of the Registrant's Common Stock, $0.001 par
                            value, were outstanding.

                      Documents Incorporated by Reference

                    (1)  Financial Statements for September,
                                   1999 and 1998

                    (2)  Except for the historical information
               presented, the matters discussed in this Form 10-K
                include forward-looking statements that involve
                 risks and uncertainties.  The Company's actual
              results could differ materially from those discussed
               herein.  Factors that could cause or contribute to
               such differences include, but are not limited to,
                those discussed under the caption "Factors That
                 May Affect Future Results" under "Management's
               Discussion and Analysis of Financial Condition and
                  Results of Operations" in the Company's 1999
                 Financial Statements, which is incorporated by
                          reference in this Form 10-K.



	                                                           Page
PART I

Item 1.	BUSINESS ...........................................   3

Item 2.	PROPERTIES .........................................   6

Item 3.	LEGAL PROCEEDINGS .................................    6

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .. 6

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS .......................................   6

Item 6.	SELECTED FINANCIAL DATA ...........................    6

Advance Technologies, Inc. 10-K                                         page 2


Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS ......................    7

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......    7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE ......................    7



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT... 7

Item 11. EXECUTIVE COMPENSATION ............................   8

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT ............................................   9

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..   9

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	ON FORM 8-K	 .............. Included After Signatures - page 10

	SIGNATURES	................................................. 10


                                     PART I

                                Item 1.  Business

                                  Introduction

                 Advance Technologies, Inc. ("the Company") The
              Company was organized under the laws of the State of
               Delaware under the name PWB Industries, Inc., the
           articles of incorporation were issued June 16, 1969.  The
                   name was changed to Sun Energy, Inc. ("The
                 Company"), which merged with Sto Med, Inc. on
               February 22, 1996 changing its name to Sto Med, Inc.
              ("The Company") and domicile to the State of Nevada.
             On February 23, 1996, Sto Med, Inc., a privately held
             California corporation, was acquired by Sto Med, Inc. ("The Company") the California Corporation acquisition was rescinded on August 23rd 1997.  Sto Med Inc. ("The
              Company") the Nevada corporation changed its name to
             Advance Technologies, Inc., ("The Company") on August
                23rd 1997.  On September 27, 1999 the "Company"
             acquired Seacrest Industries of Nevada, also known as
                       Infrared Systems International.

Advance Technologies, Inc.                                              page 3


                                  The Company

               The Registrant through its wholly owned subsidiary
                   SEACREST INDUSTRIES, INC., and through its
              president and director Mr. Gary Ball was granted an
            exclusive world-wide license agreement for the use of US
              patent number 5,534,694 by Hughes Aircraft Company,
               for a key optical element of the Infrared Aircraft
                 Landing System.  Gary Ball founder and CEO of
              Infrared Systems International (ISI) a/k/a Seacrest
               Industries International, Inc. in 1992 formed the
                 company for the singular purpose of providing
            manufacturing and sales support for the unique Infrared
               System called Enhanced Vision System (EVS).  While
               employed by Electro-Optical Systems, a segment of
              Hughes Aircraft Company, as senior Program Manager
             and engineer, he led the research and development team
             responsible for the development of the Enhanced Vision
             System (EVS).  This technology was designed to allow
           aircraft pilots to actually "see" the airport environment
              through cloud ceiling or surface fog.  The factor of
               enhanced safety, alone, is generating an enormous
             demand for this type of system, which, in the future,
                could become part of the Minimum Equipment List
              (MEL) required for commercial aircraft carrying more
             than a designated number of passengers (FAA Part-91, -
              121, & -135 markets). Millions of dollars have been
             expended in the development of this technology by many
                              major Corporations.

                In June of 1992, Gary E Ball was employed as the
               Program Manager of EVS at Hughes Aircraft Company
                where he developed the technology, including the
           principal patent, licensed to the Company.  In October of
              1995, in connection with certain strategic business
                decisions being made by Hughes Aircraft, Hughes
             Aircraft offered Mr. Gary E. Ball a license of the EVS
           technology.  The license included the patent submitted by
             Mr. Gary E. Ball and others, together with proprietary
              data related to the technology, proprietary business
                agreements, and unrestricted use of the licensed
                information and EVS knowledge acquired while Mr.
                       Gary Ball was at Hughes Aircraft.

              The license agreement with Hughes required prepayment
             ($25,000) and a royalty on each licensed product sold. The license is exclusive and limited to the use of the technology relating to commercial aircraft licensed to operate by the United States Federal Aviation Administration or equivalent regulatory agency

Advance Technologies, Inc. 10-K                                        page 4


               elsewhere.  This agreement requires the consent of
              Hughes Aircraft to sublicense the technology, which
                   consent will not be unreasonably withheld.

           In July of 1997, ISI entered into a license agreement with
               Kollsman, Inc. which contemplates the payment of a
                royalty to ISI based upon the number of licensed
              products sold by Kollsman and requires the personal
             consulting services of Mr. Gary E. Ball for which the
               Company will receive compensation.  This agreement
            entitles ISI to an advanced royalty of $5,000 per month
           plus time and expenses for consulting service as well as
             an initial $20,000 advance payment.  The royalty based
              upon sales increases, as the number of systems sold
                                   increases.

             Kollsman, Inc. is a commercial avionics and electronics
             company that designs, develops and manufactures flight
               instruments.  It is a leading developer of Forward
                 Looking Infrared Systems.  These systems have
             primarily been utilized in military applications.  The
            system designed by Kollsman that utilizes the Company's
            technology is based upon an infrared sensor unit placed
          in the nose of the aircraft.  Output from the sensor unit is transmitted through a video interface and onto a heads-
             up-display located in the aircraft's flight deck.  The
            image displays the approach on a high quality black and
            white television image projected on to a combining glass
          in front of the Captain.  The result is that night vision is enhanced and a pilot has the ability to see through fog,
              smoke, haze, rain and snow.  In addition to improved
               situational awareness of the airport, traffic and
             surrounding terrain, the takeoff and landing "Minima"
             results in fewer diversions, cancellations and delays.

                  In October of 1997, Gulfstream, the leading
             manufacturer of large business aircraft, and Kollsman
                    announced the signing of a memorandum of
              understanding to utilize the Company's technology on
                  Gulfstream IV-SP and Gulfstream V aircraft.
            Gulfstream announced it is preparing for pre-prototype
           flight tests whose goal is to utilize the technology where the visual ceiling is no more than 50 feet and the runway visual range is no more than 700 feet.

                While the Company's primary efforts are directed
             toward supporting the Kollsman license, the Company is
              pursuing other areas of development for the Enhanced
               Vision System (EVS) Technology.  Not only can the
              technology be used in a variety of cameras to reveal
               images through clouds or smoke but also to reveal

Advance Technologies, Inc. 10-K                                         page 5


            critical characteristics that would otherwise not be seen
              in paintings and livestock. There are a multitude of
               medical applications, applications for preventive
               maintenance, uses in underwater imaging systems and
                   emergency vehicle warning systems, ground
               transportation (commercial and recreational), fire
              fighting, vehicle, airborne and man-portable, and all
                         types of maritime transportation.

                              Item 2.  Properties

                       The Company's executive offices are
                      located in Beverly Hills, California.

                           Item 3.  Legal Proceedings

            There are no legal proceedings known or pending against
                        the Registrant or its subsidiary

                   Item 4.  Submission of Matters to a Vote of
                                Security Holders

                    The following matters were submitted to a
               vote of the Company's security holders during the
          fourth quarter of its fiscal year ended September 30, 1999:

          1. To ratify the Acquisition of Seacrest Industries, Inc. For 50,204,102 shares of preferred stock.

                 2.  To elect and ratify the board of directors.

                            Date and Type of Meeting

                               September 27, 1999
                         Special Stockholders Meeting


      The matters were voted on during the fourth quarter of the Company's fiscal year.

                                    PART II

                  Item 5.  Market for Registrant's Common Equity
                        and Related Stockholder Matters

                    The Company is currently trading, OTC, on
              the Nationals Association of Securities Dealers "Pink
          Sheets" with the high bid at $0.50 per share and the low bid of $0.25 per share during the last quarter.  Additional
               information required by this item may be found in
                 the Company's 1999 Financial Statements and is

Advance Technologies, Inc.                                              page 6



                       incorporated herein by reference.

                        Item 6.  Selected Financial Data

                  The information required by this item is set
                forth in the Company's 1999 Financial Statements
                    and is incorporated herein by reference.

                 Item 7.  Management's Discussion and Analysis
                     of Financial Condition and Reports of
                                   Operation

                  The information required by this item is set
                forth in the Company's 1999 Financial Statements
                    and is incorporated herein by reference.

                 Item 8.  Financial Statements and Supplemental
                                      Data

                            The financial statements
              required by this item are included in the Company's
               1999 Financial Statements and are incorporated by
                     reference.  With the exception of the
                 aforementioned information and the information
                incorporated in Items 5, 6 and 7, the Company's
              1999 Financial Statements is not to be deemed filed
                 as part of this Form 10-K Annual Report.  The
                report of the Company's Independent Auditors on
               the Company's consolidated financial statements is
                    included in the Company's 1999 Financial
               Statements and is incorporated by reference.  The
                report of the Company's Independent Auditors on
               the financial statement schedule required by this
                            item is included herein.

                   Item 9.  Changes in and Disagreements with
                 Accountants on Accounting Financial Disclosure

                                    PART III

               Item 10.  Directors and Executive Officers of the
                                   Registrant

                 GARY E. BALL Age 62, residing in Beverly Hills,
              California is married.  He attended California State
              University at Long Beach graduating in 1967 BSEE and
                  MSEE, went on to perform Graduate Studies at
           University of Southern California.  He has specialized in
             product design, development, and management for North
                American Aviation, Autonetics Division. Technical
              Manager in charge of the Pave Track program for Ford

Advance Technologies, Inc.                                             page 7



               Aerospace.  Program Manager for Northrop Electro-
             Mechanical in charge of business development on several
                 classified DOD programs, including the AMRAAM
             effort.  Program Manager for Hughes Aircraft where he
                 developed the Infrared Enhanced Vision System,
               reporting to the President of EDSG as directed by
           General Motors and directed all non-core business.  He is
                 a member of NATO NIAG study group on Aircraft
            Integration.  He has authored several articles for trade
           publications, the last 4 years he has provided consulting
          services to 10 U.S. and foreign corporations in the field of
                                 IR technology.

                 GARY L. BANE Age 62, residing in Santa Barbara,
               California is married.  He attended University of
                Southern California attaining BS Mechanical and
                   Aeronautical (1960) MS Control Systems and
              Instrumentation (1966) MS Systems Management (1968).
              University of California, Los Angeles studying Deep
                 Submergence Vehicle, Oceanography and Offshore
               Systems Engineering. Stanford University Executive
             Institute of Management of High Technology Companies.
                Mr. Bane is a specialist in the development and
                management of Deep Ocean and offshore technology
             projects.  He recently retired from Rockwell after 30
             years as director of Ocean Systems.  While at Rockwell
            he successfully managed significant technical solutions
             and advanced state-of-the-art programs for a number of
                classified programs.  He was General Manager of
             Interstate Electronics; Oceanic Division where he was
            responsible for profit and loss and R and D for offshore
                      oil drilling and recovery projects.

                 WENDY BALL Age 53, residing in Beverly Hills,
            California is married.  She graduated from University of
               Southern California, BS cum Laude.  Her career has
              been focused on retail merchandising, where she has
              demonstrated exceptional skills in management, team
              building and communications.  She was a key employee
               at Neiman Marcus Beverly Hills where she increased
             sales 400% in the Christian Lacroix Boutique and was a
              key buyer in New York.  She was an account executive
              for Carolee Jewelry for Southern California, Arizona
             and Utah increasing sales 84%. She was co-owner Brava Specialty Clothing Store in Redondo Beach, California.

                        Item 11.  Executive Compensation

                     Other than information provided in the
                Company's 1999 Financial Statements incorporated
                  herein, executive officers and directors have

Advance Technologies, Inc. 10-K                                         page 8


                         received no other compensation.


                     Item 12.  Security Ownership of Certain
                        Beneficial Owners and Management

Title of Class  (1)Name and Address of  (2)Amount and Nature of   Percent
                   Beneficial Owner        Beneficial Ownership  of Class

Common          Gary E. Ball             9,240,000 Issued Shares   0.184
                304 South Elm Drive
                Penthouse
                Beverly Hills, CA 90212

Common          Gary L. Bane             364,000 Issued Shares      0.01
                2015 Edgewater
                Santa Barbara, CA 93109

Common          Wendy Ball               9,240,000 Issued Shares    0.184
                304 South Elm Drive
                Penthouse
                Beverly Hills, CA 90212



            Item 13.  Certain Relationships and Related Transactions

                    Gary E. Ball and Wendy Ball are married.

                  The consideration exchanged under the Plan was
           negotiated between the directors and executive officers of the Registrant, the Board of Directors of SEACREST
                 INDUSTRIES, INC. (the board of directors of the
             Registrant, are the same board of directors as that of
                   SEACREST INDUSTRIES, INC.) and the SEACREST
                INDUSTRIES, INC. Stockholders, and the Board of
           Directors of the Registrant used criteria used in similar
           proposals involving the Registrant in the past, including
            the relative value of the assets of the Registrant; its
           present and past business operations; future potential of
                 SEACREST INDUSTRIES, INC.; its management; and
          the potential benefit to the stockholders of the Registrant.
              The members of the Board of Directors determined in
            their good faith that the consideration for the exchange
                   was reasonable, under these circumstances.

Advance Technologies, Inc.                                             page 9



                                    PART IV

                     Item 14.  Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K

               The following documents are filed as part of this
                             Form 10-K Annual Report:

                            1)  Financial Statements



                                     SIGNATURES

                     Pursuant to the requirements of Section
                 13 or 15(d) of the Securities and Exchange Act
                   of 1934, the Company has duly caused this
                    report to be signed on its behalf by the
                    undersigned, thereunto duly authorized.

                           Advance Technologies, Inc.

                         By:  /s/ Gary E. Ball
                                President, Director




Advance Technologies, Inc. 10-K                                       page 10

Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
September 30, 1999










C O N T E N T S



Independent Auditor's Report                                       2

Consolidated Balance Sheets                                        3

Consolidated Statements of Operations                              4

Consolidated Statements of Stockholders' Equity                    5

Consolidated Statements of Cash Flows                              6

Notes to the Consolidated Financial Statements                     7


Advance Technologies, Inc. 10-K                                        page 1
(Consolidated Financial Statements)

                   [LETTERHEAD CROUCH, BIERWOLF & CHISHOLM]

                          ___________________________

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Advance Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998 and from inception on October 1, 1985 though September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 1, 1985 through September 30, 1995 were audited by other accountants, who expressed and unqualified opinion on their report dated February 12, 1996.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonalbe basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 1999 and the results of its operations and cash flows for the years ended September 30, 1999 and 1998 and from inception on October 1, 1985 through September
30, 1999 in conformity with generally accepted accounting principles.


/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
January 12, 2000


Advance Technologies, Inc. 10-k                                         page 2
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                         (a Development Stage Company)
                          Consolidated Balance Sheets



                                     Assets

                                                         September 30,
                                                             1999
                                                         ------------
Current assets
 Cash                                                      $     	555
   Prepaid License (Note 4)                                    25,000
   Prepaid Auto Lease                                           2,180
                                                           ----------
    Total Assets                                           $   27,735
                                                           ----------

                      Liabilities and Stockholders? Equity
Current Liabilities
   Accounts Payable                                        $    1,218
   Accounts Payable - Officer                                   4,846
   Note Payable-Officer (Note 7)                               48,000
   Advance Royalties (Note 5)                                  25,000
                                                           ----------
Total Current Liabilities                                      79,064
                                                           ----------
Stockholders? Equity
 Common Stock, authorized
  100,000,000 shares of $.001 par value,
  issued and outstanding 2,572,923 shares                       2,573
 Preferred Stock, Series A authorized
  100,000,000 shares of $.001 par value,
  issued and outstanding 50,204,102 shares                     50,204

Additional Paid in Capital                                    446,496

Deficit Accumulated During the
  Development Stage                                          (550,602)
                                                             ---------
Total Stockholders? Equity                                    (51,329)
                                                             ---------
Total Liabilities and Stockholders' Equity                 $   27,735
                                                           -----------
   The accompanying notes are an integral part of these financial statements

Advance Technologies, Inc. 10-k                                         page 3
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                         (a Development Stage Company)
                     Consolidated Statements of Operations


                                                            Cumulative
                                                 For the    Total since
                                               years ended  inception of
                                              September 30,  development
                                             1999    1998      stage
                                           -------  ------    -------
Revenues:                                  $     -  $    -    $      -


Expenses:

 Organization Costs                         11,331       -      11,331
 General and administrative                 78,795     449     478,570
                                           -------   ------    -------
    Total Expenses                          91,126     449     489,901
                                           -------   ------    -------
Net(Loss)                                 $(90,126)  $(449)   (489,901)
                                          --------   ------   ---------
Net Loss Per Share                        $ (0.068)  $(0.000)    (3.09)
                                          --------   -------  ---------
Weighted average shares outstanding      1,322,924   72,923    158,407
                                         ---------   -------  ---------

  The accompanying notes are an integral part of these financial statements

Advance Technologies, Inc. 10-k                                         page 4
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                                      Deficit
                                                                  Accumulated
                                       Additional                  During the
                        Common Stock    paid-in  Preferred Stock  Development
                       Shares  Amount   capital   Shares   Amount    Stage
                       ------  ------   -------   ------   ------    -----
Balance
October 1, 1985
(beginning of the
development stage)     6,487   $    7   $ 58,161  $    -   $    -   $(60,701)

Shares issued for
coal royalties
at $0.01               4,369        4      1,525       -        -      -

Shares issued for
services at $0.25        554        1      4,849       -        -      -

Shares issued for
services at $0.03      1,601        2      1,680       -        -      -

Shares issued for
services at $0.25      1,274        1     11,145       -        -      -

Shares issued for
services at $0.01      2,290        2        798       -        -      -

Shares issued for
services at$0.25      37,203       37    325,487       -        -      -

Preferred shares
issued for services        -        -          -    10,048    1,004    -

Expiration of
preferred shares           -        -      1,004   (10,048)  (1,004)   -

Net loss since the
beginning of the
Development stage
at October 1, 1985         -        -          -       -        -  (344,001)
                     -------  -------    -------  --------   ----- ---------
Balance,
September 30, 1995    53,778       54    404,649       -        -  (404,702)

Shares issued for
services at$0.25       5,714        6     49,994       -        -       -

Fractional shares
adjustment               (6)       (1)         -       -        -       -

Net loss for the
year ended
September 30, 1996        -         -          -       -        -   (50,000)
                    -------     -----    -------  -------    ----  ---------
Balance
September 30, 1996   59,486        59    454,643       -        -  (454,702)

Shares issued for
services at $0.25       609         1      5,324       -        -       -

Net loss for the
year ended
September 30, 1997        -         -          -       -        -    (5,325)
                    -------    ------    -------  ------   ------    -------
Balance
September 30, 1997   60,095        60    459,967       -        -  (460,027)

Shares issued for
services at $0.001   12,828        13        436       -        -         -

Net loss for the
year ended
September 30, 1998        -         -          -       -        -      (449)
                    -------     -----    -------   -----   ------  ---------
Balance
September 30, 1998   72,923        73    460,403       -        -  (460,476)

Shares issued for
cash at $0.01     2,500,000     2,500     22,500       -        -         -

Shares issued for
common stock of
SeaCrest Industries
Corporation at $0.001     -         -    (36,407) 50,204,102  50,204      -

Net loss for the
year ended
September 30, 1999        -         -        -            -      -   (90,126)
                -----------    ------  --------- ---------- ------- ---------
Balance
September
30, 1999          2,572,923    $2,573  $446,496 $50,204,102 $50,204 $(550,602)

  The accompanying notes are an integral part of these financial statements

Advance Technologies, Inc.  10-k                                        page 5
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                          (a Development Stage Company)
                       Consolidated Statement of Cash Flows


                                                            October 1,
                                                          (inception of
                                               For the      development
                                             year ended      stage) to
                                            September 30,   September 30,
                                              1999       1998      1999
                                            ---------  ---------  ---------
Cash Flows from Operating
Activities

  Net loss	                                $ (90,126) $   (449)  $ (489,901)
     Adjustments to reconcile
       net loss to net cash
       provided by operations:
        Increase in Accounts Payable            6,064         -        6,064
        Stock issued for services                   -       449      399,775
        Organization Costs                     11,331         -       11,331
                                            ---------    ------   ----------
           Net cash flows provided
           used) by operating activities      (72,731)        -      (72,731)
                                            ---------    ------   ----------
Cash Flows from Investment
Activities:
  Investment in Subsidiary                        286         -          286
                                            ---------    ------   ----------
Cash Flows from Financing
Activities:

   Cash paid on officer loan                  (12,000)        -      (12,000)
   Proceeds from loan from officer             60,000         -       60,000
   Net proceeds from issuance of stock         25,000         -       25,000
                                            ---------     -----   ----------
Net cash flows provided
(used) by operating activities                 73,000         -       73,000
                                            ---------     -----   ----------

Net increase (decrease) in cash                   555         -          555
Cash, beginning of year                             -         -            -
                                            ---------     -----   ----------

Cash, end of year                           $     555     $   -   $       555
                                            ---------     -----   -----------
   The accompanying notes are an integral part of these financial statements

Advance Technologies, Inc. 10-K                                         page 6
(Consolidated Financials Statements)

                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 1999

NOTE 1 - Summary of Significant Accounting Policies

a.  Organization

    The Company was organized under the laws of the state of Delaware on June 16, 1969 as PWB Industries, Inc. On November 10, 1975, the Company changed its name to Sun Energy, Inc. At that time the Company began operations in the oil and gas lease industry. By 1985 the Company discontinued its
operations and became dormant.   On March 6, 1996 the Company attempted a
merger that eventually failed. On August 23, 1997 the Company changed its name to Advance Technologies, Inc. and moved its state of domicile to the state of Nevada.

     On September 27, 1999 pursuant to a plan of acquisition, the Company exchanged 50,204,102 shares of its Series "A" preferred stock for SeaCrest Industries Corporation's 50,204,102 shares of common stock. This acquisition has been accounted for using the purchase method of a business combination.

b.  Accounting Method

     The Company recognizes income and expense on the accrual basis of accounting.

c.  Consolidation

     The consolidated financial statements include the accounts of Advanced Techologies, Inc. and SeaCrest Industries Corporation, a wholly owned subsidiary. Intercompany transactions have been eliminated.

d.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $(550,602) that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows:
                                  			  		          		  September 30,
								                                                    1999
                                                       -------------
Deferred tax asset:
   NOL carrryforward                                   $	189,360

   Valuation allowance                                  (189,360)
                                                       -------------
Total                                                  $       -
                                                       -------------

Advance Technologies, Inc. 10-K                                        page 7
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                              September 30, 1999

NOTE 2 - Going Concern

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few assets and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Development Stage Company

    The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4 - Prepaid License Agreement

     SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement with Hughes
Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid $25,000 on October 25, 1995 upon commencement of the agreement. There is also a $1,000 royalty payment due to Hughes Aircraft Company for each unit sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit. This royalty agreement will be renegotiated on October 25, 2000.

NOTE 5 - Advanced Royalties

     SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances.

NOTE 6 - Stock Transactions

    On December 2, 1998 and August 23, 1997, the Company's board of directors authorized a reverse stock split, 1 share for 35 shares and 1 share for 10
shares, respectively.   The financial statements have been retroactively
restated to show the effects of the reverse stock split.


Advance Technologies, Inc. 10-K                                        page 8
(Consolidated Financial Statements)

                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                              September 30, 1999

NOTE 7 - Related Party Transactions

    Since the Company does not have the necessary operating revenue to sustain operations, stock has been issued for service. Some of the parties receiving stock are related parties, including officers of the Company.

    During 1999, an officer of the Company advanced $60,000 to cover expenses. $12,000 was subsequently paid back leaving a note payable of $48,000 at September 30, 1999. The note payable-officer is considered a current liability with no provisions for interest.

     During 1999, the officers of the Company paid their own travel expenses. The amount payable to the officers at September 30, 1999 is $4,846.

Advance Technologies, Inc. 10-K                                        page 9
(Consolidated Financial Statements)