Form 10-Q
period 1999-12-31
ADVANCE TECHNOLOGIES INC
filed 2000-01-27
CIK 1081944

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999

                                   Or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from ________________ to __________________

                      Commission file number 0-27175


                         ADVANCED TECHNOLOGIES INC.
           (Exact name or registrant as specified in its charter)

                 Nevada                            95-475536
        (State or other jurisdiction          (I.R.S. Employer
        Incorporation or organization)       Identification No.)

                          716 Yarmouth Rd Suite 215
                      Palos Verdes Estates, CA  90274
                  (Address of principal executive offices)

    Registrant's telephone number, including area code: (310) 265-7776

               (Former Address, if changed since last report)
                         304 South Elm Drive, Penthouse
                         Beverly Hills, CA  90212

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 month 2 (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.
                             Yes [X]  No [  ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY.

       Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes [  ]    No [  ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of December 31, 1999, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

As of December 31, 1999, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Advance Technologies, Inc
                                     (Registrant)

Date:  January 28, 2000      By:/S/ Wendy Ball
                            				Wendy Ball
                            				Secretary and Director


Exhibit:	Advance Technologies, Inc.
		Financial Statements
		December 31, 1999
		Independent Auditor's Report

Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999


[Letterhead - David L Johnson, CERTIFIED PUBLIC ACCOUNTANT]







To the Board of Directors
Advanced Technologies, Inc.

I have compiled the accompanying balance sheet of Advance Technologies, Inc.
as of December 31, 1999 and related statements of income and retained earnings and cash flows for three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.


                                      /S/ David L. Johnson
                                      Certified Public Accountant

Davis, California
January 24, 2000

                                  CONTENTS




          Independent Auditor's Report                      3

          Consolidated Balance Sheet                   	    4

          Consolidated Statements of Operation             	5

          Consolidated Statements of Cash Flows            	6

          Notes to the Consolidated Financial Statements    7

                       Advance Technologies, Inc.
                     (a Development Stage Company)
                   Consolidated Financial Statements
                           December 31, 1999



                                Assets
                                                			December 31
                                                       			1999
                                        			-------------------

Current assets
	Cash                                                 		$  331
	Prepaid License (Note 4)                              	25,000
	Prepaid Auto Lease                                      	2180
                                        			-------------------
    	Total Assets                                     	$27,511
                                        			-------------------

                Liabilities and Stockholders' Equity

Current Liabilities
	Accounts Payable                                    	$  1,218
	Accounts Payable - Officer                             	4,846
	Note payable - Officer (Note 7)                       	48,000
	Advance Royalties (Note 5)                            	25,000
                                        			-------------------
    	Total Current Liabilities	                       $ 79,064


Stockholders' Equity

	Common Stock, authorized 100,000,000
	 shared of $.001 par value, issued and
	 outstanding 2,572,923 share	$ 2,573
	Preferred Stock, Series A authorized
	 100,000,000 shares of $.001 par value,
	 issued and outstanding 50,205,102 shares           	$ 50,204

	Additional Paid in Capital                          	$446,496

	Deficit Accumulated During the Development
	 State                                             		(550,826)
                                         			-------------------
    	Total Stockholders' Equity                       	(51,553)

Total Liabilities and Stockholders' Equity           	$ 27,511
                                         			-------------------

The accompanying notes are an integral part of these financial statements

Advance Technologies, Inc.                                             page 4
Consolidated Financial Statements

Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999



                                                  			Three Months Ended
                                                    		December 31, 1999
                                         			---------------------------

Revenues:                                                           		0

Expenses:
  	Organization Costs                                                	0
  	General and administrative                                      	224
                                                 			-------------------
       		Total Expenses                                            	224
                                                 			-------------------

Net (Loss)                                                       		(224)

Net Loss Per Share                                                   	0

Weighted average shares outstanding                          	1,322,920

The accompanying notes are an integral part of these statements

Advance Technologies, Inc                                              page 5
Consolidated Financial Statements

Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999



                                                 			December 31, 1999
                                       			---------------------------

Cash Flows from Operating Activities

  	Net Loss                                                    	(224)
                                          ---------------------------

     	Net cash flow provided (used)
		    By operating activities                                  	(224)
                                          ---------------------------

Net Increase (decrease) in cash
Cash, beginning of year                                          	555
                                          ---------------------------

Cash, end of year	                                               	331



The accompanying notes are an integral part of these financial statements


Advance Technologies, Inc.                                            page 6
Consolidated Financial Statements

Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999


NOTE 1 - Summary of Significant Accounting Policies

a.	Organization

The Company was organized under the laws of the state of Delaware on June 16, 1969 as PWB Industries, inc. On November 10, 1975, the Company changed its name to Sun Energy, Inc. At that time the Company began operation in the oil and gas lease industry. By 1985 the Company discontinued its operation and became dormant. On March 6, 1996 the Company attempted a merger that eventually failed. On August 23, 1997 the Company changed its name to Advance Technologies, Inc. and moved its state of domicile to the state of Nevada.

On September 27, 1999 pursuant to a plan of acquisition, the Company exchanged 50,204,102 shares of its Series "A" preferred stock for SeaCrest Industries Corporation's 50,204,102 share of common stock. This acquisition has been accounted for using the purchase method of a business combination.

b.	Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

c.	Consolidation

The consolidated financial statements include the accounts of Advanced
 Technologies, Inc. and SeaCrest Industries Corporation, a wholly owned subsidiary. Intercompany transactions have been eliminated.

d.	Earning (Loss) Per Share

The computation of earning per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

e.	Cash and Cash Equivalents

The Company considers all highly liquid investment with maturities of three months or less to be cash equivalents.

f.	Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $(550,602) that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.


Advance Technologies, Inc.                                             page 7
Consolidated Financial Statements



Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999

	Deferred tax assets and the valuation account is as follows:

                                                       			September 30,
                                                               			1999

	Deferred tax asset:
		NOL carryforward                                           	$189,584

		Valuation allowance                                        	(189,584)
                                                			-------------------
                                                          			$       -
                                                			-------------------

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

NOTE 3 - Development Stage Company

The company is a development state company as defined in Financial Accounting
 Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

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

NOTE 6- Stock Transactions

On December 2, 1998 and August 23, 1997, the Company's board of directors authorized a reverse stock split, 1 share for 35 shares and 1 share for 10 shares, respectively. The financial statements have been retroactively restated to show the effects of the reverse stock split.

Advance Technologies, Inc.                                             page 8
Consolidated Financial Statements



Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
December31, 1999


NOTE 7-Related Party Transactions

Since the Company does not have the necessary operating revenue to sustain operations, stock has been issued for service. Some of the parties receiving stock are related parties, including officers of the Company.

During 1999, an officer of the Company advanced $60,000 to cover expenses.
 $12,000 was subsequently paid back leaving a note payable of $48,000 at September 30, 1999. The note payable officer is considered a current liability with no provisions provisions for interest.

During 1999, the officers of the Company paid their own travel expenses.
 The amount payable to the officers at September 30, 1999 is $4,846.




9