Form 10-Q
period 2000-03-31
ADVANCE TECHNOLOGIES INC
filed 2000-04-25
CIK 1081944

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

For the transition period from ________________ to ____________________

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


                                   Advance Technologies, Inc
                                     (Registrant)


Date:  April 24, 2000	         	By:  /S/ Wendy Ball

                                         Wendy Ball
                                         Secretary and Director


Exhibit:	Advance Technologies, Inc.
        	Consolidated Financial Statements
         March 31, 2000
         Accountant's Report





                           Advance Technologies, Inc.
                         (a Development Stage Company)
                       Consolidated Financial Statements
                                March 31, 2000






                               David L Johnson
                         CERTIFIED PUBUC ACCOUNTANT
                           231 P Street, Suite D
                          Davis, California 95616

                                     -

                               (530) 758-4260
                             FAX (530) 758-3113







To the Board of Directors
Advanced Technologies, Inc.

I have compiled the accompanying balance sheet of Advance Technologies, Inc. as of March 31, 2000 and related statements of income and retained earnings and cash flows for six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                    /S/ David L. Johnson
                                    Certified Public Accountant

Davis, California
April 24, 2000




                             CONTENTS




               Accountant's Report                                2

               Consolidated Balance Sheet                         4

               Consolidated Statements of Operation               5

               Consolidated Statements of Cash Flows              6

               Notes to the Consolidated Financial Statements     7





                       Advance Technologies, Inc.
                     (a Development Stage Company)
                      Consolidated Balance Sheets



                               Assets
                                                       March 31 2000
                                                 -------------------

Current assets
	Cash                                                    $  307
	Prepaid License (Note 4)                                25,000
	Prepaid Auto Lease                                        2180
                                                 -------------------
       Total Assets                                    $27,487
                                                 -------------------

                 Liabilities and Stockholders' Equity

Current Liabilities
	Accounts Payable                                     $  1,218
	Accounts Payable - Officer                              4,846
	Note payable - Officer (Note 7)                        48,000
	Advance Royalties (Note 5)                             25,000
                                                -------------------
       Total Current Liabilities                      $ 79,064
          		                                    -------------------
Stockholders' Equity
     Common Stock, authorized 100,000,000
     shares of $.001 par value, issued and
     outstanding 2,572,923 share                       $ 2,573

     Preferred Stock, Series A authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 50,204,102 shares         $ 50,204

     Additional Paid in Capital                       $446,496

     Deficit Accumulated During the Development
     Stage                                            (550,850)
                                                -------------------
     Total Stockholders' Equity                        (51,577)

Total Liabilities and Stockholders' Equity            $ 27,487
                                                -------------------

The accompanying notes are an integral part of these financial statements




                                   4




                       Advance Technologies, Inc.
                     (a Development Stage Company)
                      Consolidated Balance Sheets



                                    Three Months Ended  Three Months Ended
                                     December 31, 1999	     March 31, 2000
                                    ------------------  ------------------

Revenues:                                         0                   0

Expenses:
      Organization Costs                          0                   0
      General and administrative                248                  24
                                         -----------	        -----------
              Total Expenses                    248                  24
                                         -----------	        -----------


Net (Loss)                                     (248)                (24)

Net Loss Per Share                                0                   0

Weighted average shares outstanding       1,322,920           1,322,920



The accompanying notes are an integral part of these financial statements



                                  5




                       Advance Technologies, Inc.
                     (a Development Stage Company)
                 Consolidated Statement of Cash Flows


             			                     Six Months Ended   Three Months Ended
                                       March 31, 2000       March 31, 2000
                                      -----------------  ------------------

Cash Flows from Operating Activities

     Net Loss                                   (248)                  (24)

       Net cash flow provided (used)
       By operating activities                  (248)                  (24)
                                               ------                ------


Net Increase (decrease) in cash
Cash, beginning of year                          555                   331
                                            ---------               --------

Cash, end of year                                307                   307
                                           ---------                --------




The accompanying notes are an integral part of these financial statements



                                   6


                       Advance Technologies, Inc.
                      (a Development Stage Company)
            Notes to the Consolidated Financial Statements
                             March 31, 2000


NOTE 1- Summary of Significant Accounting Policies

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


                                   7




                         Advance Technologies, Inc.
                       (a Development Stage Company)
               Notes to the Consolidated Financial Statements
                               March 31, 2000

Deferred tax assets and the valuation account is as follows:
                                                              March 30,
                                                                  2000
Deferred tax asset:
    NOL carryforward                                          $189,584

    Valuation allowance                                       (189,584)
                                                            -----------
                                                              $     -
                                                            -----------

NOTE 2- Going Concern

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

NOTE 3-Development Stage Company

The company is a development state company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4- Prepaid License Agreement

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

NOTE 5-Advanced Royalties

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

                                   8


                        Advance Technologies, Inc.
                      (a Development Stage Company)
              Notes to the consolidated Financial Statements
                             March 31, 2000


NOTE 7-Related Party Transactions

Since the Company does not have the necessary operating revenue to sustain operations, stock has been issued for service. Some of the parties receiving stock are related parties, including officers of the Company.

During 1999, an officer of the Company advanced $60,000 to cover expenses. $12,000 was subsequently paid back leaving a note payable of $48,000 at March 31, 2000. The note payable officer is considered a current liability with no provisions provisions for interest.

During 1999, the officers of the Company paid their own travel expenses the amount payable to the officers at March 31, 2000 is $4,846.




                                      9