Form 10-Q/A
period 2000-03-31
ADVANCE TECHNOLOGIES INC
filed 2000-04-25
CIK 1081944

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

       [X]    Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2000

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
                                                -------------------

The accompanying notes are an integral part of these financial statements

                                   4




                       Advance Technologies, Inc.
                     (a Development Stage Company)
                      Consolidated Balance Sheets



                                    Three Months Ended  Three Months Ended
                                     December 31, 1999     	March 31, 2000
                                    ------------------  ------------------

Revenues:                                         0                   0

Expenses:
      Organization Costs                          0                   0
      General and administrative                248                  24
                                         -----------	      ------------
              Total Expenses                    248                  24
                                         -----------	      ------------


Net (Loss)                                     (248)                (24)

Net Loss Per Share                                0                   0

Weighted average shares outstanding       1,322,920           1,322,920



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