Form 10QSB
period 2000-06-30
ADVANCE TECHNOLOGIES INC
filed 2000-08-22
CIK 1081944

FORM 10 QSB

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2000

                                  Or

  [  ] Transition report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

       For the transition period____________to_______________

                   Commission file number 0-27175


                       ADVANCE TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.
                               Yes [X]  No [  ]




         APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY.

Indicate by check whether the registrant has filed all documents and report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes [  ]  No [  ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2000, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of June 30, 2000, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 19, 2000			Advance Technologies, Inc.
                                   (Registrant)

                                By: /s/ Gary E. Ball
                                    Gary E. Ball
                                    President and Director













                          Advance Technologies, Inc.
                        (a Development Stage Company)
                      Consolidated Financial Statements
                               June 30, 2000


























































CONTENTS
              Accountant's Report                               3
              Consolidated Balance Sheet                        4
              Consolidated Statements of Operation              5
              Consolidated Statements of Cash Flows             6
              Notes to the Consolidated Financial Statements    7



























                              David L Johnson
                       CERTIFIED PUBLIC ACCOUNTANT
                           231 D Street. Suite D
                          Davis, California 95616

                                    -

                              (530) 758-4260
                           FAX (530) 758-4113










To the Board of Directors
Advanced Technologies, Inc.

I have compiled the accompanying balance sheet of Advanced Technologies, Inc. as of June 30, 2000 and related statements of income and retained earnings and cash flows for nine months then ended, in accordance with standards established by the American institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
I have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.


                              /s/ David J. Johnson
                              Certified Public Accountant

Davis, California
August 18, 2000





                                  - 3 -
                        Advanced Technologies, Inc.
                      (a Development Stage Company)
                       Consolidated Balance Sheets
                                   Assets
                                                         June30
                                                           2000
Current assets                                           ------
      Cash                                               $22693
      Prepaid License (Note 4                             25000
      Prepaid Auto Lease                                   2180
                                                         ------
      Total Current Assets                               $49873
                                                         ------
                   Liabilities and Stockholders' Equity
Other Assets

      Patent                                             $11250
                                                         ------
      Total Assets                                       $61123
                                                         ------
Current Liabilities
  Accounts Payable                                            0
  Accounts Payable - Officer                               4846
  Note Payable - Officer (Note 7)                         104500
  Advance Royalties (Note 5)                               25000
                                                          ------
      Total Current Liabilities                         $ 134346
Stockholders' Equity
  Common Stock, authorized 100,000,000 shares of $.001
  par value, issued and outstanding 2,572,923 share      $ 2,573

  Preferred Stock, Series A authorized 100,000,000
  shares of $.001 par value, issued and outstanding
  50,204,102 shares                                       50,204

  Additional Paid in Capital                             446,496

  Deficit Accumulated During the Development Stage      (572,496)
                                                         -------
         Total Stockholders' Equity                       (73223)
Total liabilities and Stockholders' Equity               $ 61123
                                                         --------
        This accompany notes are an integral part of these
                        financial statements
                               - 4 -


                       Advance Technologies, Inc.
                     (a Development Stage Company)
                 Consolidated Statement of Operations




                             Nine months ended   Six Months Ended
                                 June 30, 2000      June 30, 2000


Revenues:                                    0                 0


Expenses:

   Organization, Costs                       0                 0
   General and administrative            21896             21648
                                        ------            ------
           Total Expenses                21896             21648
                                        ------            ------
Net (Loss)                              (21896)           (21648)

                                             0                 0

Beginning Retained earnings           (550,600)         (550,850)
                                      ---------         ---------
Ending Retained earnings              (572,496)         (572,496)
                                      ---------         ---------















      The accompanying notes are an integral part of these
                        financial statements
                               - 5 -
                    Advance Technologies, Inc.
                  (a Development Stage Company)
             Consolidated Statement of Cash Flows

                              Nine Months ended  Six Months Ended
                                  June 30, 2000     June 30, 2000

Cash flows from Operating Activities

     Net loss                            (21894)          (21648)

       Adjustments to reconcile
       net income to Net cash provided
       by operating activities:

       Decrease in accounts payable       (1218)           (1218)

Net Cash flow provided (used)
 by operating activities                 (23112)          (22864)


Cash flow from Investing Activities

     Purchase of Patent Rights           (11250)          (11250)


Cash flows from Financing Activities

     Loans from Shareholders              56500            56500
                                         ------           ------

Net Increase in Cash                      22138            22386

Cash at the Beginning of Year               555              307
                                         ------           ------

Cash end of Period                        22693            22693
                                         ------           ------






    The accompanying notes are an integral part of these
                       financial statements
                              - 6 -

                       Advance Technologies, Inc.
                     (a Development Stage Company)
              Notes to the consolidated Financial Statements
                              June 30, 2000

NOTE 1-Summary of Significant Accounting Policies

a.     Organization

The Company was organized under the laws of the state of Delaware on June 16, 1969 as PWB industries, Inc. On November 10,1975, the Company changed its name to Sun Energy, Inc. At that time the Company began operation in the oil and gas lease industry. By 1985 the Company discontinued its operation and became dormant. On March 6, 1996 the Company attempted a merger that eventually failed. On August 23, 1997 the Company changed its name to Advance Technologies, Inc. and moved its state of domicile to the state of Nevada.

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

                      Advance Technologies, Inc.
                    (a Development Stage Company)
             Notes to the consolidated Financial Statements
                             June 30, 2000

e.     Cash and Cash Equivalents

The Company considers all highly liquid investment with maturities of three months or less to be cash equivalents.

f.     Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $(572,496) that will be oftset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows:
                                                    June 30,
                                                       2000

Deferred tax asset
	NOL carryforward                              $211,222

	Valuation allowance                           (211,222)
                                                  ----------
                                                 $         -
                                                  -----------
NOTE 2-Going Concern

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

                    Advance Technologies, Inc.
                  (a Development Stage Company)
          Notes to the consolidated Financial Statements
                           June 30, 2000

NOTE 3-Development Stage Company

The company is a development state company as defined In
Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4-Prepaid License Agreement

SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement with Hughes Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid $25,000 on October 25, 1995 upon commencement of the agreement. There Is also a $1,000 royalty payment due to Hughes Aircraft Company for each writ sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit. This royalty agreement will be renegotiated on October 25, 2000.

NOTE 5-Advanced Royalties

SeaCrest Industries Corporation, formerly Infrared Systems international, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems.
Seacrest received $25,000 in advances.

NOTE 6-Stock Transactions

On December 2, 1998 and August 23, 1997, the Company's board of directors authorized a reverse stock split, 1 share for 35 shares and 1 share for 10 shares, respectively. The financial statements have been retroactively restated to show the effects of the reverse stock split.

                         Advance Technologies, Inc.
                       (a Development Stage Company)
              Notes to the consolidated Financial Statements
                                June 30, 2000

NOTE 7-Related Party Transactions

Since the Company does not have the necessary operating revenue to sustain operations, stock has been issued for service. Some of the parties receiving stock are related parties, including officers of the Company.

During 1999 and 2000, an officer of the Company advanced $116,500 to cover expenses. $12,000 was subsequently paid bath leaving snot. payable of $48,000 at March 31,2000. The note payable officer is considered a current liability with no provisions for Interest.

During 1999, the officers of the Company paid their own travel expenses. The amount payable to the officers at June 30, 2000 is $4,846.