Form 10KSB
period 2000-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-01-09
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10 KSB

(X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended September 30, 2000

                   Commission File No. 0-27175

                    ADVANCE TECHNOLOGIES, INC.
       (Exact name of registrant as specified in its charter)

        Nevada                                      95-475536
     (State or other                         (I.R.S. Employer
     Jurisdiction of Incorporation         Identification No.)
     or organization)

                     716 Yarmouth Road # 215
                 Palos Verdes Estates, CA 90275
            (Address of principal executive offices)

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

Advance Technologies, Inc. Form 10 KSB
              Indicate by check mark if disclosure of
        delinquent filers pursuant to item 405 of Regulation
           S-K is not contained herein, and will not be
        contained, to the best of registrant's knowledge, in
            definitive proxy or information statements
        incorporated by reference in part III of this Form
         10-KSB or any amendment to this Form 10-KSB.    [X]


            The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30,
               2000 was approximately $3,859,384.50

          On September 30, 2000, approximately 2,572,923
        Shares of the Registrant's Common Stock, $0.001 par
                       value, were outstanding.

                 Documents Incorporated by Reference

             (1)  Financial Statements for September 30,
                               2000

             (2) Except for the historical information
       presented, the matters discussed in this Form 10 KSB
         include forward-looking statements that involve
         risks and uncertainties.  The Company's actual
       results could differ materially from those discussed
        herein.  Factors that could cause or contribute to
         such differences include, but are not limited to,
          those discussed under the caption "Factors That
           May Affect Future Results" under "Management's
         Discussion and Analysis of Financial Condition and
            Results of Operations" in the Company's 2000
           Financial Statements, which is incorporated by
                   reference in this Form 10-KSB.










Advance Technologies, Inc. Form 10 KSB                      2

                   ADVANCE TECHNOLOGIES, INC.
                        TABLE OF CONTENTS

	                                                   Page
                             PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . .    3

Item 2.   PROPERTIES	 . . . . . . . . . . . . . . . . .    6

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . .    6

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS . . . . . . . . . . . . . . . . . . .   6

                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . .     6

Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . .     6

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . .     7

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA . . . . . . . . . . . . . . . . . . . .    7

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . .    7


                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT . . . . . . . . . . . . . . . . .    7

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . .    8

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . .    9

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  9


Advance Technologies, Inc. Form 10 KSB                     3

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORT . . . . . . . . . . . . . . . . . . . 10


          SIGNATURES	 . . . . . . . . . . . . . . . . .  9


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


The Company

The Registrant through its wholly owned subsidiary
SEACREST INDUSTRIES, INC., and through its president and director Mr. Gary Ball was granted an exclusive world-wide license agreement for the use of US patent number 5,534,694 by Hughes Aircraft Company, for a key optical element of the Infrared Aircraft Landing System. Gary Ball founder and CEO of Infrared Systems International (ISI) a/k/a Seacrest Industries International, Inc. in 1992 formed the company for the singular purpose of providing manufacturing and sales support for the unique Infrared System called Enhanced Vision System (EVS). While employed by Electro-

Advance Technologies, Inc. Form 10 KSB                     4
Optical Systems, a segment of Hughes Aircraft Company, as senior Program Manager and engineer, he led the research and development team responsible for the development of the Enhanced Vision System (EVS). This technology was designed to allow aircraft pilots to actually "see" the airport environment through cloud ceiling or surface fog. The factor of enhanced safety, alone, is generating an enormous demand for this type of system, which, in the future, could become part of the Minimum Equipment List (MEL) required for commercial aircraft carrying more than a designated number of passengers (FAA Part-91, -121, & -135 markets). Millions of dollars have been expended in the development of this technology by many major Corporations.

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

The license agreement with Hughes required prepayment of ($25,000) and a royalty on each licensed product sold. The license is exclusive and limited to the use of the technology relating to commercial aircraft licensed to operate by the United States Federal Aviation Administration or equivalent regulatory agency elsewhere. This agreement requires the consent of Hughes Aircraft to sublicense the technology, which consent will not be unreasonably withheld.

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

Advance Technologies, Inc. Form 10 KSB                      5

payment. The royalty based upon sales increases, as the number of systems sold increases.

Kollsman, Inc. is a commercial avionics and electronics company that designs, develops and manufactures flight instruments. It is a leading developer of Forward Looking Infrared Systems. These systems have primarily been utilized in military applications. The system designed by Kollsman that utilizes the Company's technology is based upon an infrared sensor unit placed in the nose of the aircraft. Output from the sensor unit is transmitted through a video interface onto a heads-up-display located on the aircraft's flight deck. The image displays the approach on a high quality black and white television image projected onto a combining glass in front of the Captain. The result is that night vision is enhanced and a pilot has the ability to see through fog, smoke, haze, rain and snow. In addition to improved situational awareness of the airport, traffic and surrounding terrain, the takeoff and landing "Minima" results in fewer diversions, cancellations and delays.

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

While the Company's primary efforts are directed toward supporting the Kollsman license, the Company is pursuing other areas of development for the Enhanced Vision System
(EVS) Technology. Not only can the technology be used in a variety of cameras to reveal images through clouds or smoke but also to reveal critical characteristics that would otherwise not be seen in paintings and livestock. There are a multitude of medical applications, applications for preventive maintenance, uses in underwater imaging systems and emergency vehicle warning systems, ground transportation (commercial and recreational), fire fighting, vehicle, airborne and man-portable, and all types of maritime transportation.



Advance Technologies, Inc. Form 10 KSB                      6

Item 2.  Properties

The Company's executive offices are located in Palos Verdes Estates, California.


Item 3.  Legal Proceedings

There are no legal proceedings known or pending against the Registrant or its subsidiary


Item 4.  Submission of Matters to a Vote of
Security Holders

There were no shareholders meetings held in the period ending September 30, 2000.



PART II

Item 5.  Market for Registrant's Common Equity
and Related Stockholder Matters

The Company is currently trading, OTC, on the Nationals Association of Securities Dealers "Pink
Sheets" with the high bid at $1.75 per share and the low bid of $1.375 per share during the last quarter. Additional information required by this item may be found in the Company's 2000 Financial Statements and is incorporated herein by reference.

On October 4, 1999 there was an escrow established by the Company at Pacific Stock Transfer Company for 50,204,102
Shares of preferred stock for the exchange of Seacrest
Industries, Inc. common stock in conjunction with its acquisition. As of September 30, 2000 43,123,202 shares of
Seacrest had been exchanged





Advance Technologies, Inc. Form 10 KSB                     7


Item 6.  Selected Financial Data

The information required by this item is set forth in the Company's 2000 Financial Statements and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Reports of Operation

The information required by this item is set forth in the Company's 2000 Financial Statements and is incorporated herein by reference.


Item 8.  Financial Statements and Supplemental Data

The financial statements required by this item are included in the Company's 2000 Financial Statements and are incorporated by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Company's
2000 Financial Statement is not to be deemed filed as part of this Form 10-KSB Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statement is included in the Company's 2000 Financial Statement and is incorporated by reference. The report of the Company's
Independent Auditors on the financial statement schedule required by this item is included herein.


Item 9.  Changes in and Disagreements with
Accountants on Accounting Financial Disclosure



PART III

Item 10.  Directors and Executive Officers of the
Registrant

GARY E. BALL Age 63, residing in Beverly Hills, California is married. He attended California State University at Long

Advance Technologies, Inc. Form 10 KSB                     8


Beach graduating in 1967 BSEE and MSEE, went on to perform Graduate Studies at University of Southern
California. He has specialized in product design, development, and management for North American Aviation, Autonetics
Division. Technical Manager in charge of the Pave Track program for Ford Aerospace. Program Manager for Northrop Electro-Mechanical in charge of business development on several classified DOD programs, including the AMRAAM effort. Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System, reporting to the President of EDSG as directed by General Motors and directed all non-core business. He is a member of NATO
NIAG study group on Aircraft Integration. He has authored several articles for trade publications, the last 4 years he has provided consulting services to 10 U.S. and foreign corporations in the field of IR technology.

GARY L. BANE Age 63, residing in Santa Barbara, California is married. He attended University of Southern California attaining BS Mechanical and Aeronautical (1960) MS Control Systems and Instrumentation (1966) MS Systems Management
(1968). University of California, Los Angeles studying Deep Submergence Vehicle, Oceanography and Offshore Systems Engineering. Stanford University Executive Institute of Management of High Technology Companies. Mr. Bane is a specialist in the development and management of Deep Ocean and offshore technology projects. He recently retired from Rockwell after 30 years as director of Ocean Systems. While at Rockwell he successfully managed significant technical solutions and advanced state-of-the-art programs for a number of classified programs. He was General Manager of Interstate Electronics; Oceanic Division where he was responsible for profit and loss and R and D for offshore oil drilling and recovery projects.

WENDY BALL Age 54, residing in Beverly Hills, California is married. She graduated from University of Southern California, BS cum Laude. Her career has been focused on retail merchandising, where she has demonstrated exceptional skills in management, team building and communications. She was a key employee at Neiman Marcus Beverly Hills where she increased sales 400% in the Christian Lacroix Boutique and was a key buyer in New York. She was an account executive for Carolee Jewelry for Southern California, Arizona and Utah

Advance Technologies, Inc. Form 10 KSB                      9


increasing sales 84%.  She was co-owner Brava Specialty
Clothing Store in Redondo Beach, California.



Item 11.  Executive Compensation

Other than information provided in the
Company's 1999 Financial Statements incorporated herein, executive officers and directors have received no other compensation.



Item 12.  Security Ownership of Certain
    Beneficial Owners and Management

Title     (1)Name &         (2)Amount &            Percent of
Of Class     Address of        Nature of            Class
             Beneficial Owner  Beneficial Ownership

Preferred    Gary E. Ball      9,240,000 Issued Shares    18.4
             28 Santa Cruz Court
             Manhattan Beach, CA 90266


Preferred    Gary L. Bane        364,000 Issue Shares       1.0
             2015 Edgewater
             Santa Barbara, CA 93109

Preferred    Wendy Ball         9,240,000 Issued Shares    18.4
             28 Santa Cruz Court
             Manhattan Beach, CA 90266

Item 13.  Certain Relationships and Related Transactions

Gary E. Ball and Wendy Ball are married.

The consideration exchanged under the Plan was negotiated between the directors and executive officers of the Registrant, the Board of Directors of SEACREST INDUSTRIES, INC.
(the board of directors of the Registrant, are the same board of directors as that of SEACREST INDUSTRIES, INC.) and the

Advance Technologies, Inc. Form 10 KSB                    10

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


PART IV

Item 14.  Exhibits, Financial Statement
Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB Annual Report:

1) Financial Statements













                   Advance Technologies, Inc.
                 (a Development Stage Company)
               Consolidated Financial Statements
                       September 30, 2000
















                         C O N T E N T S



   Independent Auditor's Report                            3

   Consolidated Balance Sheets                             4

   Consolidated Statements of Operations                   5

   Consolidated Statements of Stockholders' Equity         6

   Consolidated Statements of Cash Flows                   7

   Notes to the Consolidated Financial Statements          8
























                   Chesholm & Associates
                 Certified Public Accounts
A Professional       P.O. Box 540216        Office (801) 292-8756
 Corporation     North Salt Lake, Utah 84054   Fax (801) 292-8809

                INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Advance Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999 and from inception on October 1, 1985 though September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 1, 1985 through September 30, 1995 were audited by other accountants, who expressed an unqualified opinion on their report dated February 12, 1996.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 2000 and the results of its operations and cash flows for the years ended September
30, 2000 and 1999 and from inception on October 1, 1985 through September 30, 2000 in conformity with generally accepted accounting principles.

/s/ Chisholm & Associates
Salt Lake City, Utah
December 27, 2000                                       Fin 3
                    Advance Technologies, Inc.
                  (a Development Stage Company)
                   Consolidated Balance Sheets
                             Assets
                                                    September 30,
                                                            2000
Current assets
 Cash                                                 $    1,646
   Prepaid License (Note 4)                               12,500
                                                      __________
         Total Current Assets                             14,146
                                                      __________

Property & Equipment                                      23,835
         (net of accumulated depreciation)(Note 8)

   Total Assets                                      $    37,981
                                                      __________
                  Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                  $    27,291
   Accrued wages                                           7,000
   Accrued interest                                        2,816
   Note Payable-Officer (Note 7)	                       49,500
   Advance Royalties (Note 5)                             25,000
                                                      __________
Total Current Liabilities                                111,607
                                                      __________
Long Term Debt
   Line of Credit (Note 9)                                79,500
Total Liabilities                                        191,107
                                                      __________
Stockholders' Equity
 Common Stock, authorized 100,000,000 shares of $.001
   par value, issued and outstanding 2,572,923 shares      2,573
 Preferred Stock, Series A authorized 100,000,000
   shares of $.001 par value, issued and outstanding
   50,204,102 shares                                      50,204
 Additional Paid in Capital                              446,496
 Deficit Accumulated During the Development Stage       (652,399)
                                                      __________
 Total Stockholders' Equity                             (153,126)
                                                      __________
Total Liabilities and Stockholders' Equity            $   37,981
                                                      __________
                  The accompanying notes are an
            integral part of these financial statements   Fin 4

                   Advance Technologies, Inc.
                 (a Development Stage Company)
             Consolidated Statements of Operations

                                                    Cumulative
                                       For the     Total since
                                     Years ended 	inception of
                                   September 30,   development
                                2000         1999     stage
                              ________     ________  __________
Revenues:                     $      -     $      -  $        -


Expenses:
   Depreciation & Amortization	  14,665            -      14,665
   Interest                      2,816            -       2,816
   Organization Costs                -       11,331      11,331
   Research & Development	       11,250            -      11,250
   General and administrative   73,068       78,795     551,638
                              ________     ________  __________

          Total Expenses       101,799	     91,126     591,700
                              ________     ________  __________


Net (Loss)                  $ (101,799)    $(90,126)   (591,700)
                              ________     ________  __________

Net Loss Per Share          $    (0.03)    $  (0.07)      (1.85)
                              ________     ________  __________

Weighted average shares outstanding
                              2,572,923   1,322,924     319,374
                              ________     ________  __________



                  The accompanying notes are an
            integral part of these financial statements   Fin 5







                   Advance Technologies, Inc.
                 (a Development Stage Company)
        Consolidated Statement of Stockholders' Equity

                                                        Deficit
                                                    Accumulated
                               Additional            During the
         Common Stock     paid-in Preferred Stock   Development
       Shares  Amount     capital   Shares   Amount       Stage
       ______  ______     _______   _______  ______  __________

Balance, October 1, 1985
 (beginning of the development stage)
        6,487  $    7     $58,161   $     -  $   -    $ (60,701)

Shares issued for coal royalties at $0.01
        4,369       4       1,525         -      -            -

Shares issued for services at $0.25
          554       1       4,849         -      -            -

Shares issued for services at $0.03
        1,601       2       1,680         -      -            -

Shares issued for services at $0.25
        1,274       1      11,145         -      -            -

Shares issued for services at $0.01
        2,290       2         798         -      -            -

Shares issued for services at $0.25
       37,203      37     325,487         -      -            -

Preferred shares issued for services
            -       -           -    10,048   1,004           -

Expiration of preferred shares
            -       -       1,004   (10,048)  1,004)          -

Net loss since the beginning of the development
   stage at October 1, 1985
            -       -           -         -       -     (344,001)
       ______  ______     _______   _______  ______    __________

Balance, September 30, 1995
       53,778      54     404,649         -       -     (404,702)

Shares issued for services at $0.25
        5,714       6      49,994         -       -           -

Fractional shares adjustment
           (6)     (1)          -         -       -           -

Net loss for the year ended September 30, 1996
            -       -           -         -       -     (50,000)
       ______  ______     _______   _______  ______  __________

Balance September 30, 1996
       59,486      59     454,643         -       -    (454,702)

Shares issued for services at $0.25
          609       1       5,324         -       -           -

Net loss for the year ended September 30, 1997
            -       -           -         -       -      (5,325)
       ______  ______     _______   _______  ______   __________

Balance September 30, 1997
       60,095     60      459,967         -       -    (460,027)

Shares issued for services at $0.001
       12,828     13          436         -       -           -

Net loss for the year ended September 30, 1998
            -      -            -         -       -        (447)
       ______  ______     _______   _______  ______   __________

Balance September 30, 1998
       72,923     73      460,403         -       -    (460,474)

Shares issued for cash at $0.01
    2,500,000  2,500       22,500         -       -           -

Shares issued for common stock of SeaCrest
 Industries Corporation at $0.001
            -      -      (36,407)50,204,102 50,204           -

Net loss for the year ended September 30, 1999
            -      -            -         -       -     (90,126)
       ______  ______     _______   _______  ______   __________

Balance September 30, 1999
    2,572,923  2,573      446,496 50,204,102  50,204   (550,600)

Net loss for the year ended September 30, 2000
            -      -            -         -      -    (101,799)
       ______  ______     _______   _______  ______  __________

Balance September 30, 2000
    2,572,923  $2,573    $446,496 50,204,102 $50,204 $ (652,399)
       ______  ______     _______   _______  ______  __________



































                   The accompanying notes are an
            integral part of these financial statements    Fin 6






                   Advance Technologies, Inc.
                  (a Development Stage Company)
               Consolidated Statement of Cash Flows

                                                   October 1,
                                                (inception of
                                   For the        development
                                 year ended         stage) to
                                September 30,    September 30,
                                2000	   1999          2000
                               _______   _______      _______

Cash Flows from Operating
 Activities

  Net loss                   $(101,799)  $(90,126)  $(591,700)
   Adjustments to reconcile
    net loss to net cash
    provided by operations:
     Depreciation &
      Amortization              14,665          -      14,665
     Decrease in Prepaids        2,180          -       2,180
     Increase in Accounts Payable
      & accrued expenses        31,045      6,064      37,109
     Stock issued for services       -          -     399,775
     Organization Costs              -     11,331      11,331
                               _______   _______      _______

        Net cash flows provided
        (used) by operating activities
                               (53,909) 	 (72,731)    (126,640)
                               _______   _______      _______

Cash Flows from Investment
 Activities:
     Purchase of Equipment     (26,000)       -       (26,000)
     Investment in Subsidiary        -      286           286
                               _______   _______      _______

      Net cash flows provided
       (used) by investing activities
                               (26,000)     286       (25,714)

Cash Flows from Financing
 Activities:

   Cash paid on officer loan        -   (12,000)  	   (12,000)
   Proceeds from
    Loan from officer           1,500    60,000       61,500
   Proceeds from
    Line of Credit             79,500         -       79,500
   Net proceeds
    from issuance of stock          -    25,000       25,000
                               _______   _______      _______


      Net cash flows provided
      (used) by operating activities
                               81,000    73,000      154,000
                               _______   _______     ________

Net increase
  (decrease) in cash            1,091       555        1,646
Cash, beginning of year           555         -            -
                               _______   _______      _______

Cash, end of year             $  1,646     $ 555      $ 1,646
                               _______   _______      _______





















                   The accompanying notes are an
            integral part of these financial statements     Fin 7



                    Advance Technologies, Inc.
                  (a Development Stage Company)
         Notes to the Consolidated Financial Statements
                       September 30, 2000

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

The company is currently engaged in the development of a night vision system with applications in the military as well as civil. The company has an agreement with a Taiwan company wherein they are jointly developing the night vision system for use in Class A coaches. The company is also involved in the development of other Electro-optical mechanical devices.

b.  Accounting Method

     The Company recognizes income and expense on the accrual basis of accounting.

c.  Consolidation

     The consolidated financial statements include the accounts of Advanced Techologies, Inc. and SeaCrest Industries
Corporation, a wholly owned subsidiary. Intercompany transactions have been eliminated.
                                                          Fin 8

d.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is
based on the weighted average number 	of shares outstanding at
the date of the financial statements.

e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $(636,000) that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

  Deferred tax assets and the valuation account is as follows:
                                                  September 30,
                                                      2000
                                                    _________
Deferred tax asset:
   NOL carrryforward	                              $    216,000
   Valuation allowance                            	    (216,000)
                                                    ___________
Total                                             $          -
                                                    ___________


g.  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets and liabilities involve extensive reliance on management's estimates. Actual result could differ from those estimates.

                                                            Fin 9




                   Advance Technologies, Inc.
                  (a Development Stage Company)
        Notes to the Consolidated Financial Statements
                       September 30, 2000

NOTE 2 - Going Concern

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few assets and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to finish development of its night vision technology and begin to market their product to generate the necessary revenue.


NOTE 3 - Development Stage Company

    The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.


NOTE 4 - Prepaid License Agreement

     SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement with Hughes Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid $25,000 on October 25, 1995 upon commencement of the agreement. There is also a $1,000 royalty payment due to Hughes Aircraft Company for each unit sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit. There were no units sold during the 2000 fiscal year and the project is currently on hold status, but is yet a viable project, therefore management has amortized $12,500 of the original $25,000 prepaid expense.


                                                          Fin 10

NOTE 5 - Advanced Royalties

     SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances. These royalty revenues have been deferred until future revenue streams, if any occur, and has been recorded as a liability.


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

    During 1999, an officer of the Company advanced $60,000 to cover expenses. $12,000 was subsequently paid back leaving a note payable of $48,000 at September 30, 1999. During the fiscal year 2000, this officer advanced $1,500 to the company and the balance of the note payable is $49,500. The note payable-officer is considered a current liability with no provisions for interest.

     During 1999, the officers of the Company paid their own travel expenses. The amount payable to the officers at September
30, 1999 is $4,846, which was subsequently paid in fiscal 2000, leaving a balance of $0.






                                                       Fin 11


NOTE 8 - Property & Equipment

Property & Equipment consists of the following at September 30, 2000:

      Equipment-Lens                            $26,000
      Accumulated Depreciation	                   (2,165)
                                               _________
         Net Property & Equipment               $23,835
                                               _________


     Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of the cost and accumulated depreciation are eliminated from the accounts, and an gain or loss is included in the results of operations.

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the year ended September 30, 2000 is $2,165.


NOTE 9 - Line of Credit

     The Company has negotiated a Line of Credit with a corporation, wherein the Company has a credit limit of $125,000. The Company received advances of $79,500 as of September 30, 2000, and has recorded accrued interest of $2,816 in connection with the advances. The principal and interest is due January 1, 2004.


NOTE 10 - Subsequent Events

    In October 2000, the Company received $49,000 from a Taiwan corporation pursuant to an agreement to jointly develop a night vision system to be used by Class A coaches. The agreement provides for the receipt of $96,000 in working capital and equipment to be provided from the Taiwan company valued at $100,000.

                                                       Fin 12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advance Technologies, Inc.

Date: 1/8/2001      By:  /s/ Gary E. Ball
                         Gary E. Ball
                         President, Director


Advance Technologies, Inc. Form 10 KSB                       26