Form 10KSB/A
period 2000-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-01-19
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10 KSB/A

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

Advance Technologies, Inc. Form 10 KSB/A
              Indicate by check mark if disclosure of
        delinquent filers pursuant to item 405 of Regulation
           S-K is not contained herein, and will not be
        contained, to the best of registrant's knowledge, in
            definitive proxy or information statements
        incorporated by reference in part III of this Form
         10-KSB or any amendment to this Form 10-KSB.    [X]



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










Advance Technologies, Inc. Form 10 KSB/A                      2

                   ADVANCE TECHNOLOGIES, INC.
                        TABLE OF CONTENTS

	                                                   Page
                             PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . .    3

Item 2.   PROPERTIES	 . . . . . . . . . . . . . . . . .    6

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . .    6

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS . . . . . . . . . . . . . . . . . . .   6

                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . .     6

Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . .     6

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . .     7

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA . . . . . . . . . . . . . . . . . . . .    7

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . .    7


                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT . . . . . . . . . . . . . . . . .    7

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . .    8

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . .    9

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  9


Advance Technologies, Inc. Form 10 KSB/A                     3

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORT . . . . . . . . . . . . . . . . . . . 10


          SIGNATURES	 . . . . . . . . . . . . . . . . . 11


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


The Company

The Registrant through its wholly owned subsidiary
SEACREST INDUSTRIES, INC., and through its president
and director Mr. Gary Ball was granted an exclusive world-
wide license agreement for the use of US patent number
5,534,694 by Hughes Aircraft Company, for a key optical
element of the Infrared Aircraft Landing System. Gary Ball founder and CEO of Infrared Systems International (ISI) a/k/a Seacrest Industries International, Inc. in 1992 formed the company for the singular purpose of providing manufacturing and sales support for the unique Infrared System called
Enhanced Vision System (EVS).  While employed by Electro-
Advance Technologies, Inc. Form 10 KSB/A                     4
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

Advance Technologies, Inc. Form 10 KSB/A                      5

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



Advance Technologies, Inc. Form 10 KSB/A                      6

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





Advance Technologies, Inc. Form 10 KSB/A                     7


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


Item 9.  Changes in and Disagreements with
Accountants on Accounting Financial Disclosure



PART III

Item 10.  Directors and Executive Officers of the
Registrant

GARY E. BALL Age 63, residing in Beverly Hills, California is married. He attended California State University at Long

Advance Technologies, Inc. Form 10 KSB/A                     8

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

Advance Technologies, Inc. Form 10 KSB/A                      9


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

Advance Technologies, Inc. Form 10 KSB/A                    10

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Advance Technologies, Inc.

Date: 1/19/2001  By: /s/ Gary E. Ball
                     Gary E. Ball
                     President, Director


Advance Technologies, Inc. Form 10 KSB/A                       11