Form 10KSB/A
period 1999-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-01-31
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 KSB/A


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

                    Indicate by check mark if disclosure of
              delinquent filers pursuant to item 405 of Regulation
                  S-K is not contained herein, and will not be
             contained, to the best of registrants's knowledge, in
                   definitive proxy or information statements
               incorporated by reference in part III of this Form
                10-K or any amendment to this Form 10-K.    [X]

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



	                                                           Page
PART I

Item 1.	BUSINESS ...........................................   3

Item 2.	PROPERTIES .........................................   6

Item 3.	LEGAL PROCEEDINGS .................................    6

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .. 6

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS ......................................   6

Item 6.	SELECTED FINANCIAL DATA ...........................    6

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS .....................    7

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......    7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE .....................    7






PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .... 7

Item 11.   EXECUTIVE COMPENSATION ..............................   8

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT ...........................................   9

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  .....   9

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	ON FORM 8-K	 ............................................   10

	SIGNATURES	.....................................


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

                                    PART II

                  Item 5.  Market for Registrant's Common Equity
                        and Related Stockholder Matters

                    The Company is currently trading, OTC, on
              the Nationals Association of Securities Dealers "Pink
          Sheets" with the high bid at $0.50 per share and the low bid of $0.25 per share during the last quarter.  Additional
               information required by this item may be found in
                 the Company's 1999 Financial Statements and is
                       incorporated herein by reference.

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


                            Item 12.  Security Ownership of Certain
                        Beneficial Owners and Management
Title of Class  (1)Name and Address of  (2)Amount and Nature of   Percent
                   Beneficial Owner        Beneficial Ownership  of Class
Common          Gary E. Ball             9,240,000 Issued Shares   0.184
                304 South Elm Drive
                Penthouse
                Beverly Hills, CA 90212



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
























                   [LETTERHEAD CROUCH, BIERWOLF & CHISHOLM]

                          ___________________________

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Advance Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 1999 and the related statements of operations, stockholders? equity and cash flows for the years ended September 30, 1999 and 1998 and from inception on October 1, 1985 though September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 1, 1985 through September 30, 1995 were audited by other accountants, who expressed an unqualified opinion on their report dated February 12, 1996.

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



/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
January 12, 2000




                           Advance Technologies, Inc.
                         (a Development Stage Company)
                          Consolidated Balance Sheets



                                     Assets

                                                         September 30,
                                                             1999
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




























    The accompanying notes are an integral part of these financial statements


                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                                       Deficit
                                                                   Accumulated
                                                         Additional During the
                           Common Stock  paid-in  Preferred Stock  Development
                          Shares  Amount capital   Shares   Amount    Stage
                          ------  ------ -------   ------   ------    -----
Balance, October 1, 1985 (beginning of
   the development stage)  6,487  $   7  $58,161   $   -    $   -   $(60,701)

Shares issued for coal royalties at $0.01
                           4,369      4    1,525       -        -         -

Shares issued for services at $0.25
                             554      1    4,849       -        -         -

Shares issued for services at $0.03
                           1,601      2    1,680       -        -         -

Shares issued for services at $0.25
                           1,274      1   11,145       -        -         -

Shares issued for services at $0.01
                           2,290      2      798       -        -         -

Shares issued for services at $0.25
                          37,203     37  325,487       -        -         -

Preferred shares issued for services
                               -      -        -    10,048   1,004        -

Expiration of preferred shares
                               -      -    1,004   (10,048) (1,004)       -

Net loss since the beginning of the
 Development stage at October 1, 1985
                               -      -        -       -        -    344,001)
                          ------- ------- ------- --------  ------- ---------
Balance, September 30, 1995
                           53,778    54   404,649      -        -   (404,702)

Shares issued for services at$0.25
                            5,714     6    49,994      -        -        -

Fractional shares adjustment
                              (6)    (1)        -      -        -        -

Net loss for the year ended
 September 30, 1996             -     -         -      -        -    (50,000)
                          -------  -----   ------- ------    ----   ---------
Balance September 30, 1996
                           59,486    59   454,643      -        -    (454,702)

Shares issued for services at $0.25
                              609     1     5,324      -        -         -

Net loss for the year ended
 September 30, 1997
                                -     -         -      -        -      (5,325)
                           ------- ------  -------  -----   ------     -------
Balance September 30, 1997
                            60,095   60    459,967     -        -    (460,027)

Shares issued for services at $0.001
                            12,828   13        436     -        -           -

Net loss for the year ended
 September 30, 1998              -    -          -     -        -        (449)
                           ------- -----   -------   ----   ------     -------
Balance September 30, 1998
                            72,923   73    460,403     -        -    (460,476)

Shares issued for cash at $0.01
                         2,500,000 2,500    22,500     -        -           -

Shares issued for common stock of
 SeaCrest Industries Corporation
 at $0.001
                                 -     -   (36,407) 50,204,102 50,204       -

Net loss for the year ended
 September 30, 1999
                                 -     -         -      -       -      (90,126)
                        ----------- ------ -------- ---------  ------- --------
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