Form 10QSB
period 2000-12-31
ADVANCE TECHNOLOGIES INC
filed 2001-02-01
CIK 1081944

FORM 10 QSB

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

             For the quarterly period ended December 30, 2000

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

As of December 30, 2000, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of December 30, 2000, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 30, 2001				Advance Technologies, Inc.
							(Registrant)

							By: /s/ Gary E. Ball
							     Gary E. Ball
                                               President and Director


















































                         Advance Technologies, Inc.
                       (a Development Stage Company)
                     Consolidated Financial Statements
                             December 31, 2000








































          [LetterHead] David L Johnson - Certified Public Accountant





To the Board of Directors
Advanced Technologies, Inc.

I have reviewed the accompanying balance sheets of Advanced
Technologies, Incorporated as of December 31, 2000 and the related statements of income and retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Advanced
Technologies, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

My review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ David L. Johnson
David L Johnson,
Certified Public Accountant
January 31, 2001





















CONTENTS


Accountant's Report                                   3

Consolidated Balance Sheet                            4

Consolidated Statements of Operation                  5

Consolidated Statements of Cash Flows                 6

Notes to the Consolidated Financial Statements        7




































                          Advanced Technologies, Inc.
                         (a Development Stage Company)
                          Consolidated Balance Sheets

                                   Assets

                                                            December 31,
                                                                    2000
Current assets

     Cash                                                         $1,224
     Prepaid License (Note 4)                                     12,500

          Total Current Assets                                  $ 13,724
                                                              ----------

Property & Equipment                                              30,335

          Total Assets                                           $44,059
                                                              ----------

                       Liabilities and Stockholders' Equity

Current Liabilities

     Accounts Payable & Accrued Expenses                         $24,964
     Line of Credit                                               88,071
     Note Payable - Officer (Note 7)                              49,500
     Advance Royalties (Note 5)                                   25,000

          Total Current Liabilities                             $ 99,464

     Long term debt                                               88,071
          Total Liabilities                                      187,535

Stockholders' Equity

     Common Stock, authorized 100,000,000
       shares of  $.001 par value, issued and
       outstanding 2,572,923 share                               $ 2,573
     Preferred Stock, Series A authorized
       100,000,000 shares of $.001 par value,
       issued and outstanding 50,204,102 shares                   50,204

     Additional Paid in Capital                                  446,496
     Joint Venture                                                49,000
     Deficit Accumulated During the Development
       Stage                                                    (691,749)

          Total Stockholders' Equity                            (143,476)

Total Liabilities and Stockholders' Equity                      $ 44,059
                                                              ----------


   The accompanying notes are an integral part of these financial statements
                                     -4-
                           Advance Technologies, Inc.
                          (a Development Stage Company)
                      Consolidated Statement of Operations

                                           	                Year Ended
                                                          December 31,2000


     Revenues:                                                      0


     Expenses:

          General and administrative                         $ 39,350

          Total Expenses                                     $ 39,350

     Net (Loss)                                             ($ 39,350)



     Beginning Retained earnings                             (652,399)

     Ending Retained earnings                              ($ 691,749)


























  The accompanying notes are an integral part of these financial statements
                                     -5-




                            Advance Technologies, Inc.
                           (a Development Stage Company)
                        Consolidated Statement of Cash Flows


                                                           Year ended
                                                    December 31, 2000

Cash Flows from Operating Activities

     Cash received from customers                                   0
     Cash paid to providers of goods and services              45,423
          Net cash (used) by operating activities             (45,423)


Cash flows from investing activities
     Purchase of equipment                                    (10,000)

Cash flows from financing activities
     Proceeds from line of credit                               6,000
     Capital investment from joint venture partner             49,000
          Net cash provided by financing activities            55,000

               Net Increase (decrease) in cash                   (423)

Cash beginning of year                                          1,647

Ending cash                                                     1,224























  The accompanying notes are an integral part of these financial statements
                                     -6-



                            Advance Technologies, Inc.
                          (a Development Stage Company)
                Notes to the consolidated Financial Statements
                 For the three months ended December 31, 2000


                                                                 2000

     Net income                                              $(39,350)
          Adjustments to reconcile net income to net cash
            Provided (used) by operating activities:
            Depreciation                                        3,500


     Increase (Decrease) in:
          Accounts Payable-Trade                               (9,572)


     Net cash provided by operating activities               $(45,422)



























  The accompanying notes are an integral part of these financial statements
                                     -7-









                           Advance Technologies, Inc.
                         (a Development Stage Company)
                Notes to the consolidated Financial Statements
                               December 31, 2000


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
No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $(691,501) that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

                           Advance Technologies, Inc.
                         (a Development Stage Company)
                Notes to the consolidated Financial Statements
                                December 31, 2000

         Deferred tax assets and the valuation account is as follows:

                                                 December 30,
                                                        2000

         Deferred tax asset:
           NOL carryforward                          330,731

           Valuation allowance                      (330,731)
                                                   $       -

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

NOTE 3 - Development Stage Company
The company is a development state company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 4 - Prepaid License Agreement
	SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., (a wholly owned subsidiary of Advanced Technologies, Inc.) entered into a licensing agreement with Hughes Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid $25,000 on October 25, 1995 upon commencement of the agreement. There is also a $1,000 royalty payment due to Hughes Aircraft Company for each unit sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit. This royalty agreement will be renegotiated on October
25, 2000.

NOTE 5 - Advanced Royalties
The company entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances.

NOTE 6 - Joint Venture
In October 2000, the Company received $49,000 from a Taiwan corporation pursuant to an agreement to jointly develop a night vision system to be used by Class A coaches. The agreement provides for the receipt of $96,000 in working capital and equipment to be provided from the Taiwan company valued at $100,000.

                            Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the consolidated Financial Statements
                                December 31, 2000


NOTE 7 - Related Party Transactions
Since the Company does not have the necessary operating revenue to sustain operations, stock has been issued for service. Some of the parties receiving stock are related parties, including officers of the Company.

During 1999 and 2000, an officer of the Company advanced $ 60,000 to cover expenses. $10,500 was subsequently paid back leaving a note payable of $49,500 at December 31, 2000. The note payable officer is considered a current liability with no provisions for interest.