Form 10QSB
period 2001-03-31
ADVANCE TECHNOLOGIES INC
filed 2001-05-01
CIK 1081944

FORM 10 QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

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

As of March 31, 2001, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of March 31, 2001, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.


SIGNATURES

 Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 30, 2001                     Advance Technologies, Inc.
							(Registrant)

							By: /s/ Gary E. Ball
                                              Gary E. Ball
                                              President and Director











































                             Advance Technologies, Inc.
                            (a Development Stage Company)
                          Consolidated Financial Statements
                                   March 31, 2001










































                                 David L Johnson
                            CERTIFIED PUBLIC ACCOUNTANT
                              231 D Street, Suite D
                             Davis, California 95616
                                        --

                                  (530) 758-6260
                                FAX (530) 758-3113





To the Board of Directors
Advanced Technologies, Inc.

I have reviewed the accompanying balance sheets of Advanced
Technologies, Incorporated as of March, 31, 2001 and the related statements of income and retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Advanced
Technologies, Inc.

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

/s/ David L. Johnson
David L Johnson,
Certified Public Accountant
April 30, 2001





















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




































                           Advanced Technologies, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                     Assets

                                                                March 31,
                                                                    2001
Current assets

	Cash		                                               $14,474
	Prepaid License (Note 4)		                        12,500

		Total Current Assets		                      $ 26,974

Property & Equipment		                                    26,835

	Total Assets                                               $53,809

Liabilities and Stockholders' Equity

Current Liabilities

	Accounts Payable & Accrued Expenses                 $            0
	Note Payable - Officer (Note 7)                             49,500
	Advance Royalties (Note 5)                                  25,000

		Total Current Liabilities                           $ 74,500

	Long term debt                                              90,765
		Total Liabilities                                    165,265

Stockholders' Equity

	Common Stock, authorized 100,000,000
	  shares of  $.001 par value, issued and
	  outstanding 2,572,923 share                              $ 2,573
	Preferred Stock, Series A authorized
	  100,000,000 shares of $.001 par value,
	  issued and outstanding 50,204,102 shares                  50,204

	Additional Paid in Capital                                 446,496
	Joint Venture                                               98,000
	Deficit Accumulated During the Development
	  Stage		                                        (708,729)

		Total Stockholders' Equity		                (111,456)

Total Liabilities and Stockholders' Equity                      $ 53,809


The accompanying notes are an integral part of these financial statements
                                      -4-




                            Advance Technologies, Inc.
                           (a Development Stage Company)
                         Consolidated Statement of Operations

                                     Six Months ended     Three Months ended
                                       March 31, 2001         March 31, 2001


Revenues:                                        3000                   3000


Expenses:

	General and administrative             ($59,330)             ($ 19,980)

		Total Expenses                   ($59,330)              ($16,980)

Net (Loss)                                   ($56,330)              ($16,980)



Beginning Retained earnings                  (652,399)              (691,749)

Ending Retained earnings                    ($708,729)             ($708,729)




























The accompanying notes are an integral part of these financial statements
                                      -5-




                             Advance Technologies, Inc.
                           (a Development Stage Company)
                        Consolidated Statement of Cash Flows

                                       Six Months ended     Three Months ended
                                         March 31, 2001         March 31, 2001

Cash Flows from Operating Activities

   Cash received from customers                    3000                   3000
   Cash paid to providers of goods and services (84,173)               (38,750)
     Net cash (used) by operating activities    (81,173)               (35,750)


Cash flows from investing activities
	Purchase of equipment                     (10,000)

Cash flows from financing activities
   Proceeds from line of credit                   6,000
   Capital investment from joint venture partner 98,000                 49,100
     Net cash provided by financing activities  104,000                 49,100

          Net Increase (decrease) in cash        12,827                 13,250

Cash beginning of year                            1,647                  1,224

Ending cash                                      14,474                 14,474























     The accompanying notes are an integral part of these financial statements

                                        -6-



                           Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the consolidated Financial Statements
                    For the three months ended March 31, 2001


                                                  Six Months     Three Months

Net income                                          $(56,330)        (16,980)
   Adjustments to reconcile net income to net cash
     Provided (used) by operating activities:
     Depreciation                                      7,000           3,500


Increase (Decrease) in:
	Accounts Payable-Trade                         (31,843)        (22,270)


Net cash provided by operating activities           $(71,172)       $(35,750)



























     The accompanying notes are an integral part of these financial statements
                                        -7-









                             Advance Technologies, Inc.
                           (a Development Stage Company)
                   Notes to the consolidated Financial Statements
                                    March 31, 2001


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



                                    -8-




                            Advance Technologies, Inc.
                          (a Development Stage Company)
                 Notes to the consolidated Financial Statements
                                March 31, 2001

     Deferred tax assets and the valuation account is as follows:

                                                             March 31,
                                                                 2001
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

NOTE 6 - Joint Venture
	In October 2000, the Company received $49,000 from a Taiwan corporation pursuant to an agreement to jointly develop a night vision system to be used by Class A coaches. The agreement provides for the receipt of $96,000 in working capital and equipment to be provided from the Taiwan company valued at $100,000.
                                      -9-





                              Advance Technologies, Inc.
                             (a Development Stage Company)
                   Notes to the consolidated Financial Statements
                                    March 31, 2001


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






                                       -10-