Form 10QSB
period 2000-03-31
ADVANCE TECHNOLOGIES INC
filed 2001-06-18
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                       FORM 10-QSB/A

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000

                            Or

[  ]    Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934.

For the transition period from __________ to ____________

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


                             Advance Technologies, Inc
                                     (Registrant)


Date:  June 14, 2001		By:  /S/ Gary E. Ball
                              Gary E. Ball
                              President and Director


Exhibit:  Advance Technologies, Inc.
          Consolidated Financial Statements
          March 31, 2000
          Accountant's Report






                 Advance Technologies, Inc.
               (a Development Stage Company)
             Consolidated Financial Statements
                       March 31, 2000







































                      David L. Johnson
                 CERTIFIED PUBUC ACCOUNTANT
                   231 P Street, Suite D
                  Davis, California 95616
                        (530) 758-4260
                     FAX (530) 758-3113





To the Board of Directors
Advanced Technologies, Inc.

I have reviewed the accompanying balance sheets of Advanced
Technologies, Incorporated as of March 31, 2000 and related statements of income and retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is representation of the management of Advanced
Technologies, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

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

/S/ David L. Johnson
Certified Public Accountant
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
                                  -------------------
   The accompanying notes are an integral part of these
                   financial statements
                            4

                 Advance Technologies, Inc.
               (a Development Stage Company)
           Consolidated Statement of Operations



                   Three Months Ended  Three Months Ended
                    December 31, 1999      March 31, 2000
                   ------------------	-----------------

Revenues:                         0                    0

Expenses:
  Organization Costs              0                    0
  General and administrative    248                   24
                         ------------          -----------
     Total Expenses             248                   24
                         ------------          -----------
Net (Loss)                     (248)                 (24)

Net Loss Per Share                0                    0

Weighted average shares outstanding
                          1,322,920            1,322,920



The accompanying notes are an integral part of these
                   financial statements
                              5

















                 Advance Technologies, Inc.
               (a Development Stage Company)
           Consolidated Statement of Cash Flows


                    Six Months Ended     Three Months Ended
                      March 31, 2000         March 31, 2000
                    ----------------      -----------------

Cash Flows from Operating Activities

   Net Loss                    (248)                   (24)

       Net cash flow provided (used)
       By operating activities (248)                   (24)
                              ------                 ------


Net Increase (decrease) in cash
Cash, beginning of year         555                    331
                          ---------               --------

Cash, end of year               307                    307
                          ---------	-               -------




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


                              7






























                 Advance Technologies, Inc.
               (a Development Stage Company)
      Notes to the Consolidated Financial Statements
                       March 31, 2000

Deferred tax assets and the valuation account is as follows:
                                          March 30,
                                               2000
     Deferred tax asset:
       NOL carryforward                    $189,584

       Valuation allowance                 (189,584)
                                         ----------
                                           $      -
                                         ----------

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