Form 10QSB/A
period 2000-06-30
ADVANCE TECHNOLOGIES INC
filed 2001-06-18
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                        FORM 10 QSB/A

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


Date:  June 14, 2001		Advance Technologies, Inc.
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
































                      David L Johnson
                 CERTIFIED PUBLIC ACCOUNTANT
                   231 D Street. Suite D
                  Davis, California 95616
                      (530) 758-4260
                    FAX (530) 758-4113

To the Board of Directors
Advanced Technologies, Inc.

I have reviewed the accompanying balance sheets of Advanced
Technologies, Incorporated as of June 30, 2000 and related statements of income and retained earnings, and cash flows for the nine months then ended, in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is representation of the management of Advanced
Technologies, Inc.

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

/s/ David J. Johnson
Certified Public Accountant
August 18, 2000

- 3 -
Advanced Technologies, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

                           Assets
                                                June30
Current assets                                    2000
   Cash                                         $22693
   Prepaid License (Note 4)                      25000
   Prepaid Auto Lease                             2180
                                             ---------
       Total Current Assets                     $49873

              Liabilities and Stockholders' Equity
Other Assets
   Patent                                       $11250
                                             ---------
   Total Assets                                 $61123
                                             ---------
Current Liabilities
   Accounts Payable                                  0
   Accounts Payable - Officer                     4846
   Note Payable - Officer (Note 7)              104500
   Advance Royalties (Note 5)                    25000
                                             ---------
       Total Current Liabilities              $ 134346

  Stockholders' Equity
   Common Stock, authorized 100,000,000
    shares of $.001 par value. issued and
    outstanding 2,572,923 share                $ 2,573
   Preferred Stock, Series A authorized
    100,000,000 shares of $.001 par value,
    issued and outstanding 50,204,102 shares    50,204
   Additional Paid in Capital                  446,496
   Deficit Accumulated During the Development
    Stage                                      (572496)
                                             ---------
               Total Stockholders' Equity       (73223)
Total liabilities and Stockholders' Equity     $ 61123
                                             ---------
      This accompany notes are an integral part of these
                  financial statements
- 4 -


Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statement of Operations

                     Nine months ended  Six Months Ended
                       June 30, 2000       June 30, 2000
                       -------------       -------------

Revenues:                         0                   0


Expenses:
  Organization, Costs             0                   0

  General and administrative  21896               21648
                             ------              -------
        Total Expenses        21896               21648
                             ------              -------
Net (Loss)                   (21896)             (21648)

                                  0                   0

Beginning Retained earnings(550,600)           (550,850)
                           ---------           ----------
Ending Retained earnings   (572,496)           (572,496)
                           ---------           ----------













     The accompanying notes are an integral part of these
                    financial statements
- 5 -


Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows

                    Nine Months ended  Six Months Ended
                        June 30, 2000     June 30, 2000
                       --------------    --------------


Cash flows from Operating Activities

  Net loss                   (21894)           (21648)
                             -------           -------
     Adjustments to reconcile
     net income to Net cash
     provided by operating
     activities:

     Decrease in
     accounts payable         (1218)           (1218)
                             -------           -------
Net Cash flow provided (used)
by operating activities      (23112)          (22864)
                             -------          -------
Cash flow from Investing Activities

 Purchase of Patent Rights   (11250)          (11250)

Cash flows from Financing Activities

 Loans from Shareholders      56500            56500
                             -------          -------

Net Increase in Cash          22138            22386
Cash at the Beginning of Year   555              307
Cash end of Period            22693            22693
                             -------          -------


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




- 7 -

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

Deferred tax assets and the valuation account is as
follows:
                                         June 30,
                                            2000
Deferred tax asset
	NOL carryforward                   $211,222

	Valuation allowance                (211,222)
                                       ----------
                                       $       -
NOTE 2-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
The Company has few assets and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.
- 8 -

NOTE 3-Development Stage Company

The company Is a development state company as defined In
Financial Accounting Standards Board Statement
No.7. It is concentrating substantially all of its efforts
In raising capital and developing its business operations in order to generate significant revenues.

NOTE 4-Prepaid License Agreement

SeaCrest Industries Corporation, formerly Infrared Systems
International, Inc., entered into a licensing agreement with Hughes Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid $25,000 on October
25, 1995 upon commencement of the agreement. There Is also a $1,000 royalty payment due to Hughes Aircraft Company for each writ sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit This royalty agreement will be renegotiated on October 25, 2000.

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

- 8 -







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














- 10 -