Form 10KSB/A
period 2000-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-06-18
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10 KSB/A2

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

     Indicate by check mark whether the Registrant (1) has
     filed all reports required to be filed by Section 13
     or 15(d) of the Securities Exchange Act of 1934 during
     the preceding 12 months (or for such shorter period
     that the registrant was required to file such
     reports), and (2) has been subject to such filing
     requirements for the past 90 days.
                      Yes    X       No
Advance Technologies, Inc. Form 10KSB/A2
     Indicate by check mark if disclosure of delinquent
     filers pursuant to item 405 of Regulation S-K is not
     contained herein, and will not be contained, to the
     best of registrant's knowledge, in definitive proxy or
     information statements incorporated by reference in
     part III of this Form 10-KSB or any amendment to this
     Form 10-KSB.    [X]



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







Advance Technologies, Inc. Form 10KSB/A2               2

ADVANCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
                                                   Page
                             PART I
Item 1.   BUSINESS                                    4

Item 2.   PROPERTIES                                  6

Item 3.   LEGAL PROCEEDINGS                           6

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                     6

                              PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                         7

Item 6.   SELECTED FINANCIAL DATA                     8

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS        10

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.       10

                              PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT                                 11

Item 11.  EXECUTIVE COMPENSATION                     12

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                             13

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                                     13

                              PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORT                                     13

          SIGNATURES                             FIN 16

Advance Technologies, Inc. Form 10KSB/A2               3
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

The Company
The Registrant through its wholly owned subsidiary
SEACREST INDUSTRIES, INC., and through its president and director Mr. Gary Ball was granted an exclusive world-wide license agreement for the use of US patent number 5,534,694 by Hughes Aircraft Company, for a key optical element of the Infrared Aircraft Landing System. Gary Ball founder and CEO of Infrared Systems International (ISI) a/k/a
Seacrest Industries International, Inc. in 1992 formed the company for the singular purpose of providing manufacturing and sales support for the unique Infrared System called
Enhanced Vision System (EVS).  While employed by Electro-
Optical Systems, a segment of Hughes Aircraft Company, as senior Program Manager and engineer, he led the research and development team responsible for the development of the Enhanced Vision System (EVS). This technology was designed to allow aircraft pilots to actually "see" the airport environment through cloud ceiling or surface fog. The factor of enhanced safety, alone, is generating an enormous demand for this type of system, which, in the future, could become part of the Minimum Equipment List (MEL) required

Advance Technologies, Inc. Form 10KSB/A2               4
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

Advance Technologies, Inc. Form 10KSB/A2               5
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

Item 2.  Properties

The Company's executive offices are located in
Palos Verdes Estates, California.
Advance Technologies, Inc. Form 10KSB/A2               6
Item 3.  Legal Proceedings

There are no legal proceedings known or pending against the Registrant or its subsidiary

Item 4.  Submission of Matters to a Vote of Security
Holders

There were no shareholders meetings held in the period ending September 30, 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company is currently trading, OTC, on the Nationals
Association of Securities Dealers "Pink Sheets" with the high bid at $1.75 per share and the low bid of $1.375 per share during the last quarter. Additional information required by this item may be found in the Company's 2000
Financial Statements..

On October 4, 1999 there was an escrow established by the Company at Pacific Stock Transfer Company for 50,204,102
Shares of preferred stock for the exchange of Seacrest
Industries, Inc. common stock in conjunction with its acquisition. As of September 30, 2000 43,123,202 shares of
Seacrest had been exchanged.

Our Company's authorized capital stock as of December 31, 2000 consists of 52,770,025 shares divided into 2,572,923 shares of Common Stock, par value $0.001 per share, and 50,204,102 shares of Preferred Stock, par value, $0.001 per share.

Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in

Advance Technologies, Inc. Form 10KSB/A2               7
the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common
Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's
Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore. The
Preferred Stock has no voting rights and is convertible to common upon direction of the Board of Directors. A majority of the Preferred Shareholders govern the convertible ratio to common.

Item 6. Selected Financial Data
The following summary financial data should be read together with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included herein.

                   Statement of Operations
                      For the year ended
                      September 30, 2000
Revenues:                                      $ -0-

Expenses:
  Depreciation & Amortization                 14,665
  Interest                                     2,816
  Organization Costs
  Research & Development                      11,250
  General and administrative                  73,068

    Total Expenses                           101,799
    Net (Loss)                            $( 101,799)
         Net Loss Per Share  $ (0.03)  $ (0.07)  $ (1.85)
Advance Technologies, Inc. Form 10KSB/A2                8
            Balance Sheet of September 30, 2000

Current assets
  Cash                                     $ 1,646
  Prepaid License                           12,500

    Total Current Assets                    14,146

Property & Equipment                        23,835
    (net of accumulated depreciation)

    Total Assets                          $ 37,981



     Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                       $ 27,291
  Accrued wages                             7,000
  Accrued interest                          2,816
  Note Payable-Officer                     49,500
  Advance Royalties                        25,000

    Total Current Liabilities             111,607

Long Term Debt
  Line of Credit                           79,500
    Total Liabilities                     191,107


Stockholders' Equity
Common Stock, authorized 100,000,000 shares
 of $.001 par value, issued and outstanding
 2,572,923 shares                           2,573
Preferred Stock, Series A authorized
 100,000,000 shares of $.001 par value,
 issued and outstanding 50,204,102 shares  50,204
Additional Paid in Capital                446,496
Deficit Accumulated During the
Development Stage                        (652,399)
Stockholders' Equity                     (153,126)


Advance Technologies, Inc. Form 10KSB/A2               9
Item 7.  Management's Discussion and Analysis of Financial
Condition and Reports of Operation

The Company has not had any revenues for the last two fiscal years, namely, for the periods ending September 30, 1999 and September 30, 2000. During fiscal 2000, research and development on the vision system continued and tests were performed with respect to the enhancement and development of the Company's night vision system for aircraft. In addition, the Company continued its R&D into night vision systems for other land and sea motorized vehicles. The Company's cash needs continue and when cash is required, an Officer of the Company provides same.
The Company will attempt to raise additional funds in the near future (fiscal, 2001)

In October 2000, the Company did receive $49,000 from a Taiwanese corporation to jointly develop a night vision system to be utilized in Class A coaches (cf Note No. 10 to the Notes to Financial Statements)

The Company does not anticipate purchasing or selling any significant equipment during the next twelve months and the Company does not expect any significant changes in the number of employees.

Item 8. Changes in and Disagreements with Accountants on
Accounting Financial Disclosure.

The Registrant had employed the accounting firm of Crouch, Bierwolf & Chisholm, 50 West B'way, Suite 1130,
Salt Lake City, UT 84101 for its Filings Form 10-SB (August
30, 1999) and Form 10-K (period ending September 30, 1999),
The Certified Public Accountant at the Crouch firm who handled Registrant's account was Mr. Todd G. Chisholm.

Prior to the filing of Form 10-K for the period ending
September 30, 2000, Mr. Chisholm left the Crouch, Bierwolf
& Chisholm firm and started his own practice as a Certified
Public Accountant. The name of Mr. Chisholm's public accounting firm is now referred to as Chisholm &
Associates, PO Box 540216, North Salt Lake, UT 84054.

Advance Technologies, Inc. Form 10KSB/A2             10
Accordingly, Mr. Todd G. Chisholm while resigning from the Crouch, Bierwolf & Chisholm firm, continues to act as Registrant's Independent Accountant through the firm of Chisholm & Associates. Mr. Chisholm did not resign, decline to stand for reelection nor did Registrant dismiss Mr.
Chisholm.

The decision to retain Mr. Chisholm as its Certified
Public Accountant with the firm of Chisholm and Associates was approved by Registrant's Board of Directors.

During the Registrants two most recent fiscal years
(for the periods ending September 30, 1999 and September
30, 2000) there were no disagreements with Mr. Chisholm on any matters of accounting principals, financial statement disclosures or auditing scope or procedure.


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


Advance Technologies, Inc. Form 10KSB/A2             11
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


Item 11.  Executive Compensation

Other than information provided in the Company's 1999
Financial Statements incorporated herein, executive officers and directors have received no other compensation.




Advance Technologies, Inc. Form 10KSB/A2             12


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



Advance Technologies, Inc. Form 10KSB/A2            13

PART IV

Item 14.  Exhibits, Financial Statement
Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB Annual Report:

1)	Financial Statements
































Advance Technologies, Inc. Form 10KSB/A2              14




Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Financial Statements
September 30, 2000




C O N T E N T S


Independent Auditor's Report                     2

Consolidated Balance Sheets                      4

Consolidated Statements of Operations            5

Consolidated Statements of Stockholders' Equity  6

Consolidated Statements of Cash Flows            9

Notes to the Consolidated Financial Statements  11


















                                              FIN 1

                    Chesholm & Associates
                  Certified Public Accounts
A Professional         PO Box 540216  Office(801)292-8756
Corporation           North Salt Lake, Fax (801) 292-8809
                            Utah 84054

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






                                                 Fin 2
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a
Development Stage Company) as of September 30, 2000 and the results of its operations and cash flows for the years ended September 30, 2000 and 1999 and are in conformity with generally accepted accounting principles.

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


/s/ Chisholm & Associates
Salt Lake City, Utah
December 27, 2000



















                                                 Fin 3



Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Balance Sheets
                             Assets
                                         September 30, 2000
Current assets
 Cash                                            $    1,646
   Prepaid License (Note 4)                          12,500
                                                 ----------
        Total Current Assets                         14,146
                                                 ----------
Property & Equipment                                 23,835
         (net of accumulated depreciation)(Note 8)
   Total Assets                                   $  37,981
                                                 ----------
            Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                             $    27,291
   Accrued wages                                      7,000
   Accrued interest                                   2,816
   Note Payable-Officer (Note 7)                     49,500
   Advance Royalties (Note 5)                        25,000
                                                 ----------
Total Current Liabilities                           111,607
                                                 ----------
Long Term Debt
   Line of Credit (Note 9)                           79,500
Total Liabilities                                   191,107
                                                 ----------
Stockholders' Equity
 Common Stock, authorized 100,000,000 shares of $.001
  par value, issued and outstanding 2,572,923 shares  2,573
 Preferred Stock, Series A authorized 100,000,000
  shares of $.001 par value, issued and outstanding
  50,204,102 shares                                 50,204
 Additional Paid in Capital                        446,496
 Deficit Accumulated During the Development Stage (652,399)
                                                 ----------
 Total Stockholders' Equity                       (153,126)
                                                 ----------
Total Liabilities and Stockholders' Equity       $   37,981
                                                 ----------
     The accompanying notes are an integral part of these
                     financial statements            FIN 4
Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
                                              Cumulative
                                 For the     Total since
                              Years ended   inception of
                             September 30,   development
                           2000         1999     stage
                           -------    -------   -------
Revenues:                  $     -    $     -   $     -


Expenses:
 Depreciation & Amortization 14,665         -    14,665
 Interest                     2,816         -     2,816
 Organization Costs               -    11,331    11,331
 Research & Development      11,250         -    11,250
 General and administrative  73,068    78,795   551,638
                            -------   -------   -------
          Total Expenses    101,799    91,126   591,700
                            -------   -------   -------

Net (Loss)               $ (101,799) $(90,126) (591,700)
                            -------   -------   -------
Net Loss Per Share       $    (0.03) $  (0.07)    (1.85)
                            -------   -------   -------
Weighted average shares outstanding
                          2,572,923 1,322,924   319,374
                            -------   -------   -------



                  The accompanying notes are an
            integral part of these financial statements





                                                 FIN  5




Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders' Equity
                                                Deficit
                                            Accumulated
                       Additional            During the
 Common Stock     paid-in Preferred Stock   Development
 Shares  Amount  capital   Shares   Amount        Stage
 ------  ------  -------   ------   ------  -----------
Balance, October 1, 1985
 (beginning of the development stage)
  6,487   $  7   $58,161   $    -   $    -    $ (60,701)

Shares issued for coal royalties at $0.01
  4,369      4     1,525        -        -            -

Shares issued for services at $0.25
    554      1     4,849        -        -            -

Shares issued for services at $0.03
  1,601      2     1,680        -        -            -

Shares issued for services at $0.25
  1,274      1    11,145        -        -            -

Shares issued for services at $0.01
  2,290      2       798        -        -            -

Shares issued for services at $0.25
 37,203     37   325,487        -        -            -

Preferred shares issued for services
      -      -         -   10,048    1,004            -

Expiration of preferred shares
      -      -     1,004  (10,048)   1,004)           -

Net loss since the beginning of the development
   stage at October 1, 1985
      -      -         -        -        -     (344,001)
 ------  ------  -------   ------   ------  -----------
Balance, September 30, 1995
 53,778     54   404,649        -        -    (404,702)
                                                    FIN 6
Shares issued for services at $0.25
  5,714      6    49,994         -       -           -

Fractional shares adjustment
     (6)    (1)        -         -       -           -

Net loss for the year ended September 30, 1996
      -      -         -         -       -     (50,000)
 ------  ------  -------    ------   ------  ---------
Balance September 30, 1996
 59,486     59    454,643        -       -    (454,702)

Shares issued for services at $0.25
    609      1      5,324        -       -           -

Net loss for the year ended September 30, 1997
      -      -          -        -       -      (5,325)
 ------  ------   -------   ------   ------  -----------
Balance September 30, 1997
 60,095     60     459,967       -       -    (460,027)

Shares issued for services at $0.001
 12,828     13         436       -       -           -

Net loss for the year ended September 30, 1998
      -      -           -       -       -        (447)
 ------ ------     -------  ------  ------  -----------
Balance September 30, 1998
 72,923     73     460,403       -       -    (460,474)

Shares issued for cash at $0.01
2,500,000 2,500      22,500      -       -           -

Shares issued for common stock of SeaCrest
 Industries Corporation at $0.001
     -        -     (36,407)50,204,102 50,204        -

Net loss for the year ended September 30, 1999
     -        -           -      -        -     (90,126)
------   ------     -------  ------   ------  -----------
Balance September 30, 1999
2,572,923 2,573     446,496 50,204,102 50,204  (550,600)

                                                    FIN 7
Net loss for the year ended September 30, 2000
     -        -           -      -        -    (101,799)
------   ------     ------- ------   ------  -----------
Balance September 30, 2000
2,572,923 $2,573   $446,496 50,204,102$50,204 $ (652,399)
------   ------     ------- ------   ------  -----------
































                   The accompanying notes are an
            integral part of these financial statements

                                                    FIN 8


Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
                                                October 1,
                                             (inception of
                                For the        development
                             year ended          stage) to
                            September 30,     September 30,
                           2000     1999              2000
                          ------   ------          -------

Cash Flows from Operating
 Activities

   Net loss             $(101,799)$(90,126)      $(591,700)
   Adjustments to reconcile
    net loss to net cash
    provided by operations:
     Depreciation &
      Amortization         14,665         -         14,665
     Decrease in Prepaids   2,180         -          2,180
     Increase in Accounts Payable
      & accrued expenses   31,045     6,064         37,109
     Stock issued for services  -         -        399,775
     Organization Costs         -    11,331         11,331
                          -------   -------         -------

       Net cash flows provided
        (used) by operating activities
                         (53,909)   (72,731)      (126,640)
                          -------   -------         -------

Cash Flows from Investment
 Activities:
     Purchase of Equipment(26,000)        -        (26,000)
     Investment in Subsidiary   -       286            286
                          -------   -------         -------

      Net cash flows provided
       (used) by investing activities
                          (26,000)      286        (25,714)


                                                    Fin 9

Cash Flows from Financing
 Activities:

   Cash paid on officer loan    -   (12,000)      (12,000)
   Proceeds from
    Loan from officer       1,500    60,000        61,500
   Proceeds from
    Line of Credit         79,500         -        79,500
   Net proceeds
    from issuance of stock      -    25,000        25,000
                          -------   -------       -------


      Net cash flows provided
      (used) by operating activities
                            81,000   73,000       154,000
                           -------  -------       -------

Net increase
  (decrease) in cash         1,091      555         1,646
Cash, beginning of year        555        -             -
                           -------  -------       -------

Cash, end of year         $  1,646    $ 555       $ 1,646
                           -------   -------      -------














                  The accompanying notes are an
            integral part of these financial statements

                                                FIN 10
Advance Technologies, Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2000

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




                                                   FIN 11
c.  Consolidation

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

  Deferred tax assets and the valuation account is as
follows:
                                              September 30,
                                                      2000
Deferred tax asset:                               --------
   NOL carrryforward	                     $    216,000
   Valuation allowance                            (216,000)
                                                  --------
Total                                         $          -
                                                  --------


                                                     FIN 12

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


NOTE 4 - Prepaid License Agreement

     SeaCrest Industries Corporation, formerly Infrared
Systems International, Inc., entered into a licensing agreement with Hughes Aircraft Company for an infrared landing aid system. Hughes Aircraft Company was paid
$25,000 on October 25, 1995 upon commencement of the
                                                  FIN 13
agreement. There is also a $1,000 royalty payment due to Hughes Aircraft Company for each unit sold. The first twenty units sold, $20,000, will be deducted from the original $25,000 deposit. There were no units sold during the 2000 fiscal year and the project is currently on hold status, but is yet a viable project, therefore management has amortized $12,500 of the original $25,000 prepaid expense.


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

    During 1999, an officer of the Company advanced $60,000 to cover expenses. $12,000 was subsequently paid back leaving a note payable of $48,000 at September 30, 1999.
During the fiscal year 2000, this officer advanced $1,500 to the company and the balance of the note payable is
                                                    FIN 14
$49,500. The note payable-officer is considered a current liability with no provisions for interest.

     During 1999, the officers of the Company paid their own travel expenses. The amount payable to the officers at September 30, 1999 is $4,846, which was subsequently paid in fiscal 2000, leaving a balance of $0.


NOTE 8 - Property & Equipment

Property & Equipment consists of the following at September
30, 2000:

      Equipment-Lens                            $26,000
      Accumulated Depreciation	              (2,165)
                                              ----------
         Net Property & Equipment               $23,835
                                              ----------


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

                                                   FIN 15
The Company received advances of $79,500 as of September
30, 2000, and has recorded accrued interest of $2,816 in connection with the advances. The principal and interest is due January 1, 2004.

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

Advance Technologies, Inc.

Date: 6/14/2001  By:  /s/ Gary E. Ball
                     Gary E. Ball
                     President, Director