Form 10KSB/A
period 2000-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-06-18
CIK 1081944

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











Advance Technologies, Inc. Form 10KSB                2




ADVANCE TECHNOLOGIES, INC.
TABLE OF CONTENTS
                                              Page
                              PART I
Item 1 BUSINESS                                        4

Item 2 PROPERTIES                                      6

Item 3 LEGAL PROCEEDINGS                               6

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS                                       6

                             PART II
Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS                        6

Item 6 SELECTED FINANCIAL DATA                         7

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

Item 8 CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	9

                             PART III
Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT	                                       10

Item 11 EXECUTIVE COMPENSATION                        11

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT                                 11

Item 13 CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS                                          12

                             PART IV
Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORT                                            12

 SIGNATURES                                           13

Advance Technologies, Inc. Form 10 KSB                 3



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

Advance Technologies, Inc. Form 10 KSB               4



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

Kollsman, Inc. is a commercial avionics and electronics

Advance Technologies, Inc. Form 10 KSB                  5



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


PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company is currently trading, OTC, on the Nationals
Association of Securities Dealers "Pink Sheets" with the high bid at $1.75 per share and the low bid of $1.375 per share during the last quarter. Additional information required by this item may be found in the Company's 2000
Financial Statements.

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


Advance Technologies, Inc. Form 10 KSB                 7



Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common
Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's
Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore. The Preferred Stock has no voting rights and is convertible to common upon direction of the Board of Directors. A majority of the Preferred Shareholders govern the convertible ratio to common.


 Item 6. Selected Financial Data


The following summary financial data should be read together with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included herein.




Advance Technologies, Inc. Form 10 KSB                8






Statement of Operations

For the year ended
September 30,  2000

Revenues:                                      $     -0-

Expenses:
  Depreciation & Amortization                     14,665
  Interest                                         2,816
  Organization Costs
  Research & Development                          11,250
  General and administrative                      73,068
    Total Expenses                               101,799
Net (Loss)                                   $  (101,799)

Net Loss Per Share $ (0.03) $ (0.07) $ (1.85)

Balance Sheet of September 30, 2000
Current assets
  Cash                                         $  1,646
  Prepaid License                                12,500
    Total Current Assets                         14,146

Property & Equipment                             23,835
 (net of accumulated depreciation)
    Total Assets                               $ 37,981

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                             $ 27,291
  Accrued wages                                   7,000
  Accrued interest                                2,816
  Note Payable-Officer                           49,500
  Advance Royalties                              25,000

Total Current Liabilities                       111,607

Long Term Debt
  Line of Credit                                 79,500
    Total Liabilities                           191,107

Advance Technologies, Inc. Form 10 KSB                  9




Stockholders' Equity Common Stock, authorized
 100,000,000 shares of $.001 par value, issued
 and outstanding 2,572,923 shares                 2,573
Preferred Stock, Series A authorized 100,000,000
 Shares of $.001 par value, issued and outstanding
50,204,102 shares                                50,204
Additional Paid in Capital                      446,496
Deficit Accumulated During the Development
 Stage                                         (652,399)
    Stockholders' Equity                       (153,126)


Item 7.  Management's Discussion and Analysis of Financial
Condition and Reports of Operation

The Company has not had any revenues for the last two fiscal years, namely, for the periods ending September 30, 1999 and September 30, 2000. During fiscal 2000, research and development on the vision system continued and tests were performed with respect to the enhancement and development of the Company's night vision system for aircraft. In addition, the Company continued its R&D into night vision systems for other land and sea motorized vehicles. The Company's cash needs continue and when cash is required, an Officer of the Company provides same. The
Company will attempt to raise additional funds in the near future (fiscal, 2001).

In October 2000, the Company did receive $49,000 from a Taiwanese corporation to jointly develop a night vision system to be utilized in Class A coaches (cf Note No. 10 to the Notes to Financial Statements).

The Company does not anticipate purchasing or selling any significant equipment during the next twelve months and the Company does not expect any significant changes in the number of employees.





Advance Technologies, Inc. Form 10 KSB                  10




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


PART III

Item 10.  Directors and Executive Officers of the
Registrant

GARY E. BALL Age 63, residing in Beverly Hills, California is married. He attended California State University at

Advance Technologies, Inc. Form 10 KSB                  11



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

Advance Technologies, Inc. Form 10 KSB                  12




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

Advance Technologies, Inc. Form 10 KSB                  13



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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on
Form 8-K

The following documents are filed as part of this Form 10-
KSB Annual Report:

1) Financial Statement
















Advance Technologies, Inc. Form 10 KSB                  14







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



Advance Technologies, Inc. Form 10 KSB               FIN 1























                   Chisholm & Associates
                  Certified Public Accounts
A Professional       P.O. Box 540216      Off(801) 292-8756
Corporation     N.Salt Lake, Utah 84054   Fax(801) 292-8809

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a
Development Stage Company) as of September 30, 2000 and the results of its operations and cash flows for the years

Advance Technologies, Inc. Form 10 KSB                FIN 2



ended September 30, 2000 and 1999 in conformity with generally accepted We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a
Development Stage Company) as of September 30, 2000 and the results of its operations and cash flows for the years ended September 30, 2000 and 1999 and are in conformity with generally accepted accounting principals.


/s/  Chisholm & Associates
     Salt Lake City, Utah
     December 27, 2000















Advance Technologies, Inc. Form 10 KSB               FIN 3





                    Advance Technologies, Inc.
                  (a Development Stage Company)
                   Consolidated Balance Sheets
                             Assets
                                              September 30,
Current assets                                        2000
 Cash                                           $    1,646
   Prepaid License (Note 4)                         12,500
         Total Current Assets                       14,146
                                                ----------
Property & Equipment                                23,835
         (net of accumulated depreciation)(Note 8)
   Total Assets                                 $   37,981

                  Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                             $   27,291
   Accrued wages                                     7,000
   Accrued interest                                  2,816
   Note Payable-Officer (Note 7)	                 49,500
   Advance Royalties (Note 5)                       25,000
Total Current Liabilities                          111,607
                                                ----------
Long Term Debt
   Line of Credit (Note 9)                          79,500
Total Liabilities                                  191,107
                                                ----------
Stockholders' Equity
 Common Stock, authorized 100,000,000 shares of
  $.001 par value, issued and outstanding 2,572,923
  shares                                             2,573
 Preferred Stock, Series A authorized 100,000,000
  shares of $.001 par value, issued and outstanding
  50,204,102 shares                                 50,204
 Additional Paid in Capital                        446,496
 Deficit Accumulated During the Development Stage (652,399)
                                                  --------
Total Stockholders' Equity                        (153,126)
                                                  ---------
Total Liabilities and Stockholders' Equity        $ 37,981
                                                  --------
    The accompanying notes are an integral part of these
                    financial statements
Advance Technologies, Inc. Form 10 KSB              Fin 4



                   Advance Technologies, Inc.
                 (a Development Stage Company)
             Consolidated Statements of Operations

                                             Cumulative
                                For the     Total since
                              Years ended  inception of
                             September 30,  development
                         2000         1999        stage
                        ------       ------  ----------
Revenues:              $    -       $    -   $       -


Expenses:
 Depreciation & Amortization
                       14,665            -      14,665
   Interest             2,816            -       2,816
   Organization Costs       -       11,331      11,331
   Research & Development
                       11,250            -      11,250
   General and administrative
                       73,068       78,795     551,638
                       ------       ------  ----------
      Total Expenses  101,799       91,126     591,700
                       ------       ------  ----------

Net (Loss)         $ (101,799)    $(90,126)   (591,700)
                       ------       ------  ----------

Net Loss Per Share $    (0.03)    $  (0.07)      (1.85)
                       ------       ------  ----------

Weighted average shares outstanding
                    2,572,923    1,322,924     319,374
                       ------       ------  ----------



                  The accompanying notes are an
            integral part of these financial statements


Advance Technologies, Inc. Form 10 KSB            FIN 5




                   Advance Technologies, Inc.
                 (a Development Stage Company)
        Consolidated Statement of Stockholders' Equity

                                                 Deficit
                                             Accumulated
                        Additional            During the
  Common Stock     paid-in Preferred Stock   Development
 Shares  Amount    capital   Shares  Amount        Stage
 ------ -------    -------   ------  ------   ----------

Balance, October 1, 1985
 (beginning of the development stage)
  6,487  $   7     $58,161   $    -  $   -     $ (60,701)

Shares issued for coal royalties at $0.01
  4,369      4       1,525        -      -             -

Shares issued for services at $0.25
    554      1       4,849        -      -             -

Shares issued for services at $0.03
  1,601      2       1,680        -      -             -

Shares issued for services at $0.25
  1,274      1      11,145        -      -             -

Shares issued for services at $0.01
  2,290      2         798        -      -             -

Shares issued for services at $0.25
 37,203     37     325,487        -      -             -

Preferred shares issued for services
      -      -           -   10,048  1,004             -

Expiration of preferred shares
      -      -       1,004  (10,048)(1,004)            -

Net loss since the beginning of the development
   stage at October 1, 1985
      -      -           -        -      -     (344,001)
------ -------     -------   ------  ------   ----------
Advance Technologies, Inc. 10 KSB                 Fin 6



Balance, September 30, 1995
 53,778      54     404,649         -       -     (404,702)

Shares issued for services at $0.25
  5,714       6      49,994         -       -           -

Fractional shares adjustment
     (6)     (1)          -         -       -           -

Net loss for the year ended September 30, 1996
      -       -           -         -       -     (50,000)
 ------  -------    -------   ------  ------   ----------

Balance September 30, 1996
 59,486      59     454,643         -       -    (454,702)

Shares issued for services at $0.25
    609       1       5,324         -       -           -

Net loss for the year ended September 30, 1997
      -       -           -         -       -      (5,325)
 ------ -------     -------    ------  ------   ----------

Balance September 30, 1997
 60,095     60      459,967         -       -    (460,027)

Shares issued for services at $0.001
 12,828     13          436         -       -           -

Net loss for the year ended September 30, 1998
      -      -            -         -       -        (447)
 ------ -------     -------    ------  ------   ----------

Balance September 30, 1998
 72,923     73      460,403         -       -    (460,474)

Shares issued for cash at $0.01
2,500,000 2,500      22,500         -       -           -



Advance Technologies, Inc. Form 10 KSB            FIN 7





Shares issued for common stock of SeaCrest
 Industries Corporation at $0.001
      -      -      (36,407)50,204,102 50,204         -

Net loss for the year ended September 30, 1999
      -      -            -         -       -     (90,126)
 ------ -------     -------    ------  ------   ----------

Balance September 30, 1999
2,572,923 2,573     446,496 50,204,102  50,204   (550,600)

Net loss for the year ended September 30, 2000
      -      -            -         -      -    (101,799)
 ------ -------     -------    ------  ------   ----------


Balance September 30, 2000
2,572,923$2,573   $446,496 50,204,102 $50,204 $ (652,399)
------   -------   -------   ------    ------   ----------


















                  The accompanying notes are an
            integral part of these financial statements



Advance Technologies, Inc. Form 10 KSB            FIN 8




                   Advance Technologies, Inc.
                  (a Development Stage Company)
               Consolidated Statement of Cash Flows

                                                 October 1,
                                              (inception of
                                 For the        development
                               year ended         stage) to
                              September 30,   September 30,
                             2000       1999           2000
                            ------     ------        ------
Cash Flows from Operating
 Activities

  Net loss               $(101,799)  $(90,126)   $(591,700)
   Adjustments to reconcile
    net loss to net cash
    provided by operations:
     Depreciation &
      Amortization          14,665          -       14,665
     Decrease in Prepaids    2,180          -        2,180
     Increase in Accounts Payable
      & accrued expenses    31,045      6,064       37,109
     Stock issued for services   -          -      399,775
     Organization Costs          -     11,331       11,331
                        ----------   --------     --------

        Net cash flows provided
        (used) by operating activities
                          (53,909)    (72,731)    (126,640)
                        ----------   --------     --------

Cash Flows from Investment
 Activities:
     Purchase of Equipment(26,000)         -       (26,000)
     Investment in Subsidiary   -        286           286
                        ----------   --------     --------

      Net cash flows provided
       (used) by investing activities
                          (26,000)       286       (25,714)


Advance Technologies, Inc. Form 10 KSB          FIN 9



Cash Flows from Financing
 Activities:

  Cash paid on officer loan     -   (12,000)	     (12,000)
   Proceeds from
    Loan from officer       1,500    60,000        61,500
   Proceeds from
    Line of Credit         79,500         -        79,500
   Net proceeds
    from issuance of stock      -    25,000        25,000
                        ----------   --------     --------



      Net cash flows provided
      (used) by operating activities
                           81,000    73,000       154,000
                        ----------   --------     --------

Net increase
  (decrease) in cash        1,091       555         1,646
Cash, beginning of year       555         -             -
                        ----------   --------     --------

Cash, end of year        $  1,646     $ 555       $ 1,646
                        ----------   --------     --------












                   The accompanying notes are an
            integral part of these financial statements


Advance Technologies, Inc. Form 10 KSB          FIN 10




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



Advance Technologies, Inc.  Form 10 KSB            FIN 11




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

  Deferred tax assets and the valuation account is as
follows:                                  September 30,
                                                  2000
Deferred tax asset:                       ------------
   NOL carrryforward	                 $    216,000
   Valuation allowance                        (216,000)
                                          ------------
Total                                     $          -
                                          ------------

Advance Technologies, Inc. form 10 KSB           FIN 12



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

Advance Technologies, Inc. Form 10 KSB          FIN 13




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

Advance Technologies, Inc. Form 10 KSB             FIN 14



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


NOTE 8 - Property & Equipment

Property & Equipment consists of the following at September
30,2000:

      Equipment-Lens                            $26,000
      Accumulated Depreciation	              (2,165)
                                               --------
         Net Property & Equipment               $23,835
                                               --------

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

Advance Technologies, Inc. Form 10 KSB             FIN 15



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































Advance Technologies, Inc. Form 10 KSB            FIN 16




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advance Technologies, Inc.

Date: 6/14/2001  By:  /s/ Gary E. Ball
                          Gary E. Ball
                          President, Director



Advance Technologies, Inc. Form 10 KSB               15