Form 10QSB
period 2001-06-30
ADVANCE TECHNOLOGIES INC
filed 2001-08-14
CIK 1081944

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of June 30, 2001, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

                           ADVANCE TECHNOLOGIES, INC.


                        PART I. - FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2001
        and December 31, 2000...............................................  4

        Consolidated Statements of Operations for the three-month
        and nine-month periods ended June 30, 2001 and 2000.................  5

        Consolidated Statements of Cash Flows for the
        six-month periods ended June 30, 2001 and 2000......................  6

        Notes to the Consolidated Financial Statements......................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.........  8


                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS............................................................  8

SIGNATURES..................................................................  9

                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                  June 30, 2001
















                                                      Chisholm & Associates, CPA
                                                      PO Box 540216
                                                      North Salt Lake, UT 84054
                                                      Tel: (801) 292-8756

ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                        June 30,    December 31,
                                                          2001          2000
                                                        --------    ------------
                                                       (Unaudited)
Current Assets
  Cash and Cash Equivalents                             $     54      $  1,646
  Prepaid License                                         12,500        12,500
                                                        --------      --------
Total Current Assets                                      12,554        14,146
                                                        --------      --------
Property & Equipment, Net                                 26,835        23,835
                                                        --------      --------
    Total Assets                                        $ 39,389      $ 37,981
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                      $      -      $ 27,291
  Accrued Expenses                                             -         9,816
  Note Payable - Officer                                  39,500        49,500
  Advance Royalties                                       25,000        25,000
                                                        --------      --------
Total Current Liabilities                                 64,500       111,607
                                                        --------      --------

Long Term Liabilities
  Line of Credit                                          90,765        79,500
  Notes Payable - Joint Venture                           98,000             -
                                                        --------      --------
Total Long Term Liabilities                              188,765        79,500
                                                        --------      --------
    Total Liabilities                                    253,265       191,107
                                                        --------      --------

Stockholders' Equity
  Common Stock, Authorized 100,000,000
    Shares of $.001 Par Value,
    Issued and Outstanding 2,572,923 shares                2,573         2,573
  Preferred Stock, Series A Authorized 100,000,000
    Shares of $.001 Par Value,
    Issued and Outstanding 50,204,102 Shares              50,204        50,204

  Additional Paid in Capital                             446,946       446,496

  Deficit Accumulated During the Development Stage      (713,149)     (652,399)
                                                        --------      --------
Total Stockholders' Equity                              (213,426)     (153,126)
                                                        --------      --------
    Total Liabilities and Stockholders' Equity          $ 39,839      $ 37,981
                                                        ========      ========




ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)


                                          For the three        For the three         For the nine         For the nine
                                           months ended         months ended         months ended         months ended
                                             June 30,             June 30,             June 30,             June 30,
                                               2001                 2000                 2001                 2000
                                        -------------------  -------------------  -------------------  -------------------

Revenues                                 $         -           $         -            $    3,000           $        -

Operating Expenses
  General & Administrative                     4,420                21,648                63,750               21,896
                                        -------------------  -------------------  -------------------  -------------------

    Total Expenses                             4,420                21,648                63,750               21,896
                                        -------------------  -------------------  -------------------  -------------------

Net Income (Loss)                        $    (4,420)          $   (21,648)           $  (60,750)          $  (21,896)
                                        ===================  ===================  ===================  ===================

Net Income (Loss) Per Share              $     (0.00)          $     (0.01)           $    (0.02)          $    (0.01)
                                        ===================  ===================  ===================  ===================

Weighted Average Shares Outstanding        2,572,923             2,572,923             2,572,923            2,572,923
                                        ===================  ===================  ===================  ===================


ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                        For the six months ended
                                                                 June 30,
                                                        ------------------------

                                                        2001               2000
                                                        ------------------------

Cash Flows from Operating Activities

  Net Income (Loss)                                    $(60,750)       $(21,894)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                          7,000               -
  Change in Assets and Liabilities
     Decrease in Accounts Payable
     and Accrued Expenses                               (37,107)         (1,218)
                                                       --------        ---------

  Net Cash Provided(Used) by Operating Activities       (90,857)        (23,112)
                                                       --------        ---------

Cash Flows from Investing Activities
  Purchase of Patent Rights                                   -         (11,250)
  Purchase of Equipment                                 (10,000)              -
                                                       --------        ---------

  Net Cash Provided (Used) by Investing Activities      (10,000)        (11,250)
                                                       --------        ---------

Cash Flows from Financing Activities
  Proceeds from Line of Credit                           11,265               -
  Proceeds from Joint Venture                            98,000               -
  Payments to Officer for Notes Payable                 (10,000)              -
  Proceeds from Shareholders                                  -          56,500
                                                       --------        ---------

  Net Cash Provided(Used) by Financing Activities        99,265          56,500
                                                       --------        ---------

Increase (Decrease) in Cash                              (1,592)         22,138
                                                       --------        ---------

Cash and Cash Equivalents at Beginning of Period          1,646             555
                                                       --------        ---------

Cash and Cash Equivalents at End of Period
                                                       $     54        $ 22,693
                                                       ========        =========

Cash Paid For:
  Interest                                             $      -        $      -
                                                       ========        =========
  Income Taxes                                         $      -        $      -
                                                       ========        =========

ADVANCE TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001



GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2000.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN  OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Plan of Operation

Our plan of operation has been strongly affected by delays in the Certification of the Enhanced Vision System by the Federal Aviation Administration. The final flight tests are scheduled to be complete by August 2001. The granting of the Supplemental Type Certification will allow our EVS to start production with initial sales in 2001.

By January 2002, we shall have sufficient visibility on sales in 2002 and beyond to make reasonable projections of our anticipated royalties from these sales. Positive cash flow should be achieved by 3rd quarter of 2002.

The certification delays have put us three years behind our original schedule. These delays have forced us to use a line of credit to meet operational expenditures as well as delaying other new product ventures.

Our current line of credit is adequate for our projected operating costs. We continue to explore other avenues of Capital infusion, but the requirement for these funds is tied to discretionary expenditures on new product and new markets.

The new products and markets we have been exploring are all in Infrared Camera applications for specific applications. These applications are: Recreational Vehicle Systems, Security Systems, and Medical System Applications.

We have engaged in a strategic partnership arrangement with Telesis Technologies Inc., a Taiwanese private corporation. Our talents appear to be complementary, and we are exploring many opportunities to expand our joint participation. Currently, our partnership is limited to the Recreational Vehicle System venture.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

        None

                                   SIGNATURES


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2001              ADVANCE TECHNOLOGIES, INC.
                                  (Registrant)

                                   By: /s/ GARY E. BALL
                                       --------------------------
                                           Gary E. Ball
                                           President and Director