Form 10QSB/A
period 2001-06-30
ADVANCE TECHNOLOGIES INC
filed 2001-09-25
CIK 1081944

FORM 10-QSB/A
                                  Amendment #1

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

                        Consolidated Financial Statements

                                  June 30, 2001
















                                                      Chisholm & Associates, CPA
                                                      PO Box 540216
                                                      North Salt Lake, UT 84054
                                                      Tel: (801) 292-8756

ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                        June 30,    December 31,
                                                          2001          2000
                                                        --------    ------------
                                                       (Unaudited)
Current Assets
  Cash and Cash Equivalents                             $     54      $  1,646
  Prepaid License                                         12,500        12,500
                                                        --------      --------
Total Current Assets                                      12,554        14,146
                                                        --------      --------
Property & Equipment, Net                                 26,835        23,835
                                                        --------      --------
    Total Assets                                        $ 39,389      $ 37,981
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                      $      -      $ 27,291
  Accrued Expenses                                             -         9,816
  Note Payable - Officer                                  39,500        49,500
  Advance Royalties                                       25,000        25,000
                                                        --------      --------
Total Current Liabilities                                 64,500       111,607
                                                        --------      --------

Long Term Liabilities
  Line of Credit                                          90,765        79,500
  Notes Payable - Joint Venture                           98,000             -
                                                        --------      --------
Total Long Term Liabilities                              188,765        79,500
                                                        --------      --------
    Total Liabilities                                    253,265       191,107
                                                        --------      --------

Stockholders' Equity
  Common Stock, Authorized 100,000,000
    Shares of $.001 Par Value,
    Issued and Outstanding 2,572,923 shares                2,573         2,573
  Preferred Stock, Series A Authorized 100,000,000
    Shares of $.001 Par Value,
    Issued and Outstanding 50,204,102 Shares              50,204        50,204

  Additional Paid in Capital                             446,496       446,496

  Deficit Accumulated During the Development Stage      (713,149)     (652,399)
                                                        --------      --------
Total Stockholders' Equity                              (213,426)     (153,126)
                                                        --------      --------
    Total Liabilities and Stockholders' Equity          $ 39,389      $ 37,981
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


Date: September 25, 2001          ADVANCE TECHNOLOGIES, INC.
                                  (Registrant)

                                   By: /s/ GARY E. BALL
                                       --------------------------
                                           Gary E. Ball
                                           President and Director