Form 10KSB
period 2001-09-30
ADVANCE TECHNOLOGIES INC
filed 2001-12-31
CIK 1081944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-27175

                           ADVANCE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                   NEVADA                              95-475536
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

     716 YARMOUTH ROAD, NO. 215
      PALOS VERDES ESTATES, CA                            90275
(Address of principal executive offices)               (ZIP Code)

                                 (310) 265-7776
                           (Issuer's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
Common Stock, par value $.001 per               OTC:BB
share

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year were $30,985.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2001 was approximately $3,859,384.50.

On September 30, 2001, approximately 2,572,923 Shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): YES        NO [X]
                                                               ---       ---

                           ADVANCE TECHNOLOGIES, INC.

                                   FORM 10-KSB
                  For the fiscal year ended September 30, 2001


                                TABLE OF CONTENTS

PART I      .................................................................4
ITEM 1.     DESCRIPTION OF BUSINESS..........................................4
ITEM 2.     DESCRIPTION OF PROPERTIES........................................8
ITEM 3.     LEGAL PROCEEDINGS................................................8
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II     .................................................................8
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........9
ITEM 7.     FINANCIAL STATEMENTS............................................11

PART III    ................................................................11
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............11
ITEM 10.    EXECUTIVE COMPENSATION..........................................12
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..12
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................12
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................13

INDEX TO FINANCIAL STATEMENTS...............................................14

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW

Advance Technologies Inc. is a developer of infrared Enhanced Vision technology and commercial solutions. The Company has a worldwide license from Hughes Aircraft Company, Los Angeles, California for a patented advanced infrared imaging system. Advance Technologies licenses and develops applied infrared Enhanced Vision solutions for use in diverse industries including aviation, recreational vehicles, commercial trucking, marine, security and fire fighting. The Company is currently engaged in the development of a night vision system with applications in the military as well as the private sector.

Advance Technologies has entered into a licensing agreement with Kollsman, Inc., which has incorporated the Company's technology into an Enhanced Vision System for use with Gulfstream Aircraft. On October 16, 2001, Gulfstream Aerospace Corporation, a wholly owned subsidiary of General Dynamics, announced it has received certification from the Federal Aviation Administration to install the "revolutionary" Enhanced Vision System on the Gulfstream V ultra-long range business jet aircraft. The FAA-issued Supplemental Type Certificate allows Gulfstream to offer EVS as an option on new GV ultralong range business jet aircraft and also to install the system as a retrofit on in-service GV aircraft.

The Company also has agreement with Telesis Technologies, a Taiwan company, in which Advance Technologies is jointly developing an Enhanced Vision System for use in Class A recreational vehicles.


CORPORATE BACKGROUND

Advance Technologies, Inc. was organized under the laws of the State of Delaware in June 1969, under the name of PWB Industries, Inc. In November 1975, the name of PMB Industries was changed to Sun Energy, Inc., and in February 1996, the name Sun Energy, Inc. was changed to Sto Med, Inc. In August 1997, Sto Med, Inc. changed its name to Advance Technologies, Inc. In August 1997, Advance Technologies, Inc. acquired Seacrest Industries, Inc., which had acquired Infrared Systems, Inc., the company originally formed by Mr. Gary Ball, the co-inventor of the infrared imaging system.

Mr. Ball had been the Program Manager and lead engineer for the design and development of Infrared Technology Programs at Hughes Aircraft Electro Optical Systems Division. The last program Mr. Ball managed at Hughes Aircraft before his retirement was the Infrared Commercial Landing Aid System (IRCLAS) Program, in which Hughes had invested millions of dollars. From the beginning IRCLAS was directed toward achieving two major goals: (1) improving aircraft safety through the avoidance of aircraft collisions, and (2) providing a cost-effective solution for performing high visibility takeoffs and landings under low visibility conditions. The challenge was not only to obtain realtime visibility through clouds, fogs, and other atmospheric obscurants, but to also present it to the pilot in a HEAD-UP DISPLAY.

As a result of a change in Hughes Aircraft's Strategic Corporate Plan, in October 1995, Mr. Ball was granted a worldwide license agreement for the use of U.S. Patent Number 5,534,694 by the Hughes Aircraft Company for a key optical element of the Infrared Aircraft Landing System. This license included the patent submitted by Mr. Gary E. Ball and others, together with proprietary data relating to the technology, proprietary business agreements, and unrestricted use of the licensed information and EVS knowledge acquired during Mr. Ball's tenure at Hughes Aircraft. The license is limited to the use of the technology relating to commercial aircraft licensed to operate by the United States Federal Aviation Administration or equivalent regulatory agency elsewhere. This agreement requires the consent of Hughes Aircraft to sublicense the technology, which consent will not be unreasonably withheld.

Recognizing the potential for the use of this "see through" technology in critical sight situations, Mr. Ball, Advance Technologies' President, became the founder and CEO of Infrared Systems International (ISI) for the purpose of licensing and providing research and manufacturing support services for Infrared Enhanced Vision System technology. ISI was later acquired by Seacrest Industries, Inc., which was subsequently acquired by Advance Technologies,.

Because the application of advanced Infrared Technology has uncovered a multitude of uses within diverse industries, the management of Advance Technologies strategically elected to license its technologies to specialty suppliers within each targeted industry:


COMMERCIAL AIRCRAFT

In July of 1999, Advance Technologies entered into a license agreement with Kollsman, Inc., of Merrimack, New Hampshire. Kollsman, Inc. is a commercial avionics and electronics company that designs, develops and manufactures flight instruments. It is a leading developer of Forward Looking Infrared Systems. These systems have primarily been utilized in military applications. Kollsman has been licensed by Advance Technologies to manufacture and distribute the Advance Technologies Enhanced Vision System(TM), an applied application evolving from the IRCLAS research program. Kollsman is to pay a royalty to Advance Technologies based upon the number of licensed products sold by Kollsman. The Company's license agreement with Kollsman has the potential of earning more than $30 Million in license royalties during its life.

The commercial aircraft system that has been designed by Kollsman employing the Company's technology utilizes an infrared sensor unit that is placed in the nose of an aircraft. Output from that sensor is transmitted through a video interface and onto a head-up-display that presents the flight approach as a high quality black and white image to the pilot. This enhanced vision enables the pilot to "see" through fog, smoke, haze, rain and snow, day or night. In addition to this improved situational awareness of the airport, traffic and the surrounding terrain, the takeoff and landing minima results in fewer diversions, cancellations and flight delays.

In October 1997, Gulfstream Aerospace(R), a world leader in business aviation and a wholly owned subsidiary of General Dynamics, and Kollsman entered into an agreement to utilize the Company's technology on Gulfstream IV-SP(R) and Gulfstream V(R) aircraft. Gulfstream announced at the time that it was preparing for pre-prototype flight tests whose goal is to utilize the technology where the visual ceiling is no more than 50 feet and the runway visual range is no more than 704 feet.

In October 2000,  Gulfstream  announced the inclusion of Enhanced Vision Systems
(EVS) as standard equipment on all Gulfstream G-V ER business jet production at the National Business Aviation (NBAA) tradeshow.

On October 16, 2001, Gulfstream Aerospace(R), announced it has received certification from the Federal Aviation Administration to install the "revolutionary" Enhanced Vision System on the Gulfstream V ultra-long range business jet aircraft. The FAA-issued Supplemental Type Certificate allows Gulfstream to offer EVS as an option on new GV ultralong range business jet aircraft and also to install the system as a retrofit on in-service GV aircraft. The Company anticipates a positive cash flow now will be achieved by the 3rd quarter of FY2002.

OTHER INDUSTRY APPLICATIONS

While the Company's primary efforts are directed toward supporting the Kollsman license, the Company is pursuing other areas of development for the Enhanced Vision System (EVS) Technology. Not only can the technology be used in a variety of cameras to reveal images through clouds or smoke but also to reveal critical characteristics that would otherwise not be seen. A multitude of opportunities exist in --

o        Military
o        Trucking
o        Recreation & Leisure
o        Medical & Health
o        Manufacturing
o        Maritime
o        Construction
o        Preventative Maintenance
o        Firefighting
o        Security

SIGNIFICANT CORPORATE MILESTONES

o On October 12, 1999, the Research and Development Phase of an Adaptive Optical Filter System was completed. This System's optical design employs dynamic control of the thermal imaging process, which greatly expands the usable scene dynamic range of IR images. The development was performed in conjunction with Applied Physics Specialties Ltd., Toronto, Canada.

o On December 6, 1999, an Enhanced Vision System consulting serviced contract was signed with Gulfstream Aerospace to evaluate EVS performance and system benchmarking.

o On November 10, 1999, Advance Technologies completed the design and fabrication of a prototype Recreational Vehicle (RV) Thermal Imaging System. This system has been delivered to RY Systems of Oregon for in-vehicle testing and data collection

o In the fourth quarter of 1999, Gulfstream G-V testing of EVS flight-testing and system evaluation with Kollsman was performed to evaluate system performance.

o On May 15, 2000, an independent technical audit and review of Kollsman's EVS program and development process was completed and accepted.

o On June 1, 2000, Advance Technologies' Business Model was revised from a third-party licensing model to a shared investment model.

o On August 1, 2000, a formal Development Program for EVS II, (patent pending) was begun employing the dynamic optical enhancement technology that was developed with Applied Physics Specialties Ltd. of Canada.

o Discussions with Telesis Technologies, Inc., a major Infrared technology company in Taiwan were initiated in March 2000, to create a U. S. joint venture focused on pursuit of key U. S. IR target markets.

o On June 1, 2000, the Gulfstream EVS consulting agreement was completed and includes a final report for Program recommendations to enhance system performance.

o On June 22, 2000, an agreement with Opgal, Israel, for marketing rights and development of medical applications using the IVA-2000 certified thermal imager was entered into.

o In April 2000, Advance Technologies' Adaptive Optical Filter System had its first public showing at Aero-Sense 2000 Imaging tradeshow in Orlando, Fl.

o In October 2000, Advance Technologies and Telesis Technologies, Inc. (Taiwan) entered into a Joint Venture Agreement to develop Niteagle(TM), an advanced infrared vision product for use on recreational vehicles.

o In October 2000, the Federal Aviation Association (FAA) completed "Proof Of Concept Testing" of Kollsman EVS system signaling the successful conclusion of FAA required performance testing of EVS in actual operation.

o In October 2000, Gulfstream announced the inclusion of Enhanced Vision Systems (EVS) as standard equipment on all Gulfstream G-V ER business jet production at the National Business Aviation (NBAA) tradeshow.

o On July 24, 2001, Advance Technologies and Telesis Technologies announced an expansion of their existing business relationship. Advance
Technologies agreed to assist Telesis Technologies in obtaining critical component export licenses from the U.S. Commerce Department for TTI's imaging products, including its Spectrum 9000MB Medical Thermal Imaging System(TM).

o On October 16, 2001, Gulfstream Aerospace(R), announced it has received certification from the Federal Aviation Administration to install the Enhanced Vision System on the Gulfstream V ultra-long range business jet aircraft.


COMPETITION

Advance Technologies' IR technology competes with a number of vision enhancement devices. These devices include systems based not only on infrared technology but also on radar-based technology. Advance Technologies believes that its technology is not only a more proven, cost-effective, realtime solution to Enhanced Vision, but that it is currently the only system which produces a quality image in a critical vision environment that can be viewed in a head-up-display within the user's line of sight.

EMPLOYEES

The Company employs a total of three (3) employees all, of which, are full time employees.


ITEM 2.       DESCRIPTION OF PROPERTIES.

The Company's executive offices are located in Palos Verdes Estates, California.


ITEM 3.       LEGAL PROCEEDINGS.

There were no pending legal proceedings involving the Company as of September 30, 2001.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the the fiscal year ended September 30, 2001.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "AVTX" with the high bid at $1.80 per share and the low bid of $0.35 per share during the last fiscal year. Additional information required by this item may be found in the Company's 2001 Financial Statements..


STOCKHOLDERS

On October 4, 1999 there was an escrow established by the Company at Pacific Stock Transfer Company for 50,204,102 Shares of preferred stock for the exchange of Seacrest Industries, Inc. common stock in conjunction with its acquisition. As of September 30, 2001 43,123,202 shares of Seacrest had been exchanged.

Our Company's authorized capital stock as of December 31, 2001 consists of 52,770,025 shares divided into 2,572,923 shares of Common Stock, par value $0.001 per share, and 50,204,102 shares of Preferred Stock, par value, $0.001 per share.

Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore. The Preferred Stock has no voting rights and is convertible to common upon direction of the Board of Directors. A majority of the Preferred Shareholders governs the convertible ratio to common.


DIVIDENDS

We have not paid dividends on our Common Stock and do not intend to pay any dividends in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

From time to time, we may publish forward-looking statements relating to matters, including anticipated financial performance, business prospects, the progress and goals for our research and development program, marketing strategies and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of that safe harbor, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. In addition, we disclaim any intent or obligation to update those forward-looking statements.

When used in this discussion, the words "believes," "anticipated," "expected," "assumes" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

Our plan of operation has been strongly affected by delays in the Certification of the Enhanced Vision System by the Federal Aviation Administration. The granting of the Supplemental Type Certification in October 2001 allows our EVS to start production with initial sales in 2001.

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

ITEM 7.       FINANCIAL STATEMENTS.

The financial  statements  required by this Item are set forth beginning on page
14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of September 30, 2001 were:

   NAME                  AGE             POSITION
   ----                  ---             --------
Gary E Ball               63       President and Director
Gary L. Bane              63       Vice President and Director
Wendy Ball                54       Secretary

GARY E. BALL, President and Director, attended California State University at Long Beach graduating in 1960 with a Bachelor of Science Degree in Electrical Engineering and in 1967 with a Master of Science Degree in Electrical Engineering. Mr. Ball started his career as an engineer specializing in product design, development, and management for North American Aviation Autonetics Division. He was Technical Manager in charge of the Pave Track Program for Ford Aerospace. Mr. Ball was Program Manager for Northrop Electro-Mechanical in charge of business development on several classified Department of Defense programs including the AMIZAAM effort. As Program Manager for Hughes Aircraft, where Mr. Ball developed the. Infrared Enhanced Vision System, he reported to the President of EDSG for the IRCLAS Program. Mr. Ball was a member of NATO NIAG study group on Aircraft Integration, and has authored several articles for trade publications. Mr. Ball has been engaged by U.S. and foreign corporations to provide consulting services in the field of IR technology.

GARY L. BANE, Vice President and Director, attended University of Southern California obtaining a Bachekor of Science Degree in Mechanical and Aeronautical Engineering in 1960. Master of Science Degree in Control Systems and Instrumentation in1966. Mr. Bane also obtained a Master of Science degree in Systems Management in 1968 from the University of California Los Angeles studying Deep Submergence Vehicle Oceanography and Offshore Systems Engineering, and Stanford University Executive Institute of Management for High Technology Companies. Mr. Bane is a specialist in the development, and management of Deep

Ocean and offshore technology projects. He retired from Rockwell after 30 years as Director of Ocean Systems. While at Rockwell he successfully managed significant technical solutions and advanced state-of-the-art programs for a number of classified programs. He was General Manager of Interstate Electronics Oceanics division where he was responsible for profit, loss and R&D for offshore oil drilling and recovery projects.

WENDY BALL, Secretary, Age 54, graduated from University of Southern California with a Bachelor of Science Degree, Cum Laude. Ms. Ball was a key employee at Neiman Marcus Beverly Hills and was a key Buyer in New York. Ms. Ball was an Account Executive for Carolee Jewelry for Southern California, Arizona and Utah. She was a co-owner of Brava Specialty Clothing store in Redondo Beach, California.


ITEM 10.      EXECUTIVE COMPENSATION

Other than information provided in the Company's 2001 Financial Statements incorporated herein, executive officers and directors have received no other compensation.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of September 30, 2001 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each director of the Company; and (iii) all executive officers and directors as a group.


TITLE OF CLASS    NAME & ADDRESS OF                 AMOUNT & NATURE OF             PERCENT
                  BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP           OF CLASS

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


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Form 10-KSB Annual Report:

1) Financial Statement

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ADDITIONAL INFORMATION

For further information with respect to the Company, we refer you to the quarterly and annual reports that we file with the Securities and Exchange Commission (the "Commission") as a reporting company under the Securities Exchange Act. You may inspect these reports, including the exhibits thereto, without charge, at the Public Reference Room of the Commission at 450 Fifth Street N.W., Washington, D.C. and at the regional offices of the Commission located at 7 World Trade Center, 13th Floor, New York, New York. You may obtain copies of these reports from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of the prescribed fees. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You may also access such material electronically by means of the Commission's home page on the Internet at http://www.sec.gov.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report................................................F-2

Consolidated Balance Sheets ................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to the Consolidated Financial Statements..............................F-7

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Advance Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 2000 and from inception on October 1, 1985 though September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 1, 1985 through September 30, 1995 were audited by other accountants, who expressed an unqualified opinion on their report dated February 12, 1996.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a Development Stage Company) as of September 30, 2001 and the results of its operations and cash flows for the years ended September 30, 2001 and 2000 and from inception on October 1, 1985 through September 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


Chisholm & Associates
North Salt Lake, Utah
December 18, 2001

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets




                                     ASSETS
                                                                  September 30,
                                                                      2001
                                                                      ----
Current assets
   Cash                                                              $3,515
                                                                     ------
         Total Current Assets                                         3,515
                                                                      -----
Property & Equipment, Net                                            26,835
                                                                     ------

      Total Assets                                                  $30,350
                                                                    =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Interest                                                $13,007
   Note Payable-Officer                                              28,300
   Advance Royalties                                                 25,000
                                                                     ------
Total Current Liabilities                                            66,307
                                                                     ------

Long Term Debt
   Line of Credit                                                    85,500
                                                                     ------

Total Liabilities                                                   151,807
                                                                    -------

Stockholders' Equity
   Common Stock, authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 2,572,923 shares                          2,573
   Preferred Stock, Series A authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 50,204,102 shares                        50,204
   Additional Paid in Capital                                       446,496
   Deficit Accumulated During the
     Development Stage                                             (620,730)
                                                                  ---------
      Total Stockholders' Equity                                   (121,457)
                                                                  ---------

Total Liabilities and Stockholders' Equity                          $30,350
                                                                    =======

The accompanying notes are an integral part of these financial statements



                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                                                                           Cumulative
                                                                 For the                   Total since
                                                               years ended                 inception of
                                                              September 30,                 development
                                                         2001             2000                 stage
                                                         ----             ----                 -----

Revenues:                                              $  30,985         $       -            $ 30,985

Expenses:
   Depreciation & Amortization                             7,000            14,665              21,665
   Interest                                               10,191             2,816              13,007
   Organization Costs                                          -                 -              11,331
   Research & Development                                 61,500            11,250              72,750
   General and Administrative                             18,625            73,068             570,263
                                                       ---------         ---------            --------

          Total Expenses                                  97,316           101,799             689,016
                                                       ---------         ---------            --------

Income/(loss) from operating activities                  (66,331)         (101,799)           (658,031)
                                                       ---------         ---------            --------
Other Income (Expense):
Miscellaneous Income                                      98,000              -                 98,000
                                                       ---------         ---------            --------

          Total Other Income                              98,000              -                 98,000
                                                       ---------         ---------            --------

Net Income (Loss)                                         31,669         $(101,799)           (560,031)
                                                       =========         =========            ========

Net Income/(Loss) Per Share                                 0.01           $ (0.03)              (1.03)
                                                            ====           =======               =====

Weighted average shares outstanding                    2,572,923         2,572,923             541,673
                                                       =========         =========             =======

The accompanying notes are an integral part of these financial statements



                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                   Additional  Preferred            During the
                                            Common Stock             paid-in     Stock              Development
                                               Shares     Amount     capital     Shares     Amount     Stage
Balance, October 1, 1985 (beginning of
   the development stage)                         6,487   $    7   $ 58,161   $        -   $     -  $  (60,701)

Shares issued for coal royalties at $0.01         4,369        4      1,525            -         -           -

Shares issued for services at $0.25                 554        1      4,849            -         -           -

Shares issued for services at $0.03               1,601        2      1,680            -         -           -

Shares issued for services at $0.25               1,274        1     11,145            -         -           -

Shares issued for services at $0.01               2,290        2        798            -         -           -

Shares issued for services at$0.25               37,203       37    325,487            -         -           -

Preferred shares issued for services                  -        -          -       10,048     1,004           -

Expiration of preferred shares                        -        -      1,004      (10,048)   (1,004)          -

Net loss since the beginning of the
   development stage at October 1, 1985               -        -          -            -         -    (344,001)
                                             ----------   ------   --------   ----------   -------  ----------

Balance, September 30, 1995                      53,778       54    404,649            -         -   (404,702)

Shares issued for services at$0.25                5,714        6     49,994            -         -           -

Fractional shares adjustment                         (6)      (1)         -            -         -           -

Net loss for the year ended September 30,
   1996                                               -                                -        -      (50,000)
                                             ----------   ------   --------   ----------   -------  ----------

Balance September 30, 1996                       59,486       59    454,643            -         -    (454,702)

Shares issued for services at $0.25                 609        1      5,324            -         -           -

Net loss for the year ended September 30,
   1997                                               -        -          -            -         -      (5,325)
                                             ----------   ------   --------   ----------   -------  ----------

Balance September 30, 1997                       60,095       60    459,967            -         -    (460,027)

Shares issued for services at $0.001             12,828       13        436            -         -           -

Net loss for the year ended  September 30,
   1998                                               -        -          -            -         -        (447)
                                             ----------   ------   --------   ----------   -------  ----------

Balance September 30, 1998                       72,923       73    460,403            -         -    (460,474)


Shares issued for cash at $0.01               2,500,000    2,500     22,500            -         -           -

Shares issued for common stock of SeaCrest
 Industries Corporation at $0.001                     -        -    (36,407)  50,204,102    50,204           -

Net loss for the year ended  September 30,
   1999                                               -        -          -            -         -     (90,126)
                                             ----------   ------   --------   ----------   -------  ----------

Balance September 30, 1999                    2,572,923    2,573    446,496   50,204,102    50,204    (550,600)


Net loss for the year ended  September 30,
   2000                                               -        -          -            -         -    (101,799)
                                             ----------   ------   --------   ----------   -------  ----------

Balance September 30, 2000                    2,572,923   $2,573   $446,496   50,204,102   $50,204  $ (652,399)

Net income for the year ended
September 30, 2001                                    -        -          -            -         -      31,669
                                             ----------   ------   --------   ----------   -------  ----------
Balance September 30, 2001                   $2,572,923   $2,573   $446,496   50,204,102   $50,204  $ (620,730)
                                             ==========   ======   ========   ==========   =======  ==========

The accompanying notes are an integral part of these financial statements


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                            October 1,
                                                                                                          (inception of
                                                                                      For the              development
                                                                                     year ended             stage) to
                                                                                    September 30,         September 30,
                                                                                  2001        2000             2001
                                                                                  ----        ----             ----

Cash Flows from Operating
 Activities

     Net Income (Loss)                                                          $ 31,669   $(101,799)      $ (560,031)
     Adjustments to Reconcile
       Net Loss to Net Cash
       Provided by Operations:
        Depreciation & Amortization                                               19,500      14,665           34,165
        Decrease in Prepaids                                                           -       2,180            2,180
        Increase (Decrease) in Accounts Payable & Accrued Expenses               (24,100)     31,045           13,009
        Stock Issued for Services                                                      -           -          399,775
        Organization Costs                                                             -           -           11,331
                                                                                --------   ---------       ----------

              Net Cash Flows Provided
               (Used) by Operating Activities                                     27,069     (53,909)         (99,571)
                                                                                --------   ---------       ----------

Cash Flows from Investment
 Activities:
     Purchase of Equipment                                                       (10,000)    (26,000)         (36,000)
     Investment in Subsidiary                                                          -           -              286
                                                                                --------   ---------       ----------
              Net Cash Flows Provided
                (Used) by Investing Activities                                   (10,000)    (26,000)         (35,714)
                                                                                --------   ---------       ----------

Cash Flows from Financing
 Activities:

        Cash Paid on Officer Loan
                                                                                 (21,200)          -          (33,200)
        Proceeds from Loan from Officer                                                -       1,500           61,500
        Proceeds from Line of Credit                                               6,000      79,500           85,500
        Net Proceeds from Issuance of Stock                                            -           -           25,000
                                                                                --------   ---------       ----------

              Net Cash Flows Provided
               (Used) by Operating Activities                                    (15,200)     81,000          138,800
                                                                                --------   ---------       ----------

Net Increase (Decrease) in Cash                                                    1,869       1,091            3,515
Cash, Beginning of Year                                                            1,646         555             -
                                                                                --------   ---------       ----------

Cash, End of Year                                                               $  3,515   $   1,646       $    3,515
                                                                                ========   =========       ==========

The accompanying notes are an integral part of these financial statements

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

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

         f.  Provision for Income Taxes

             No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $(604,000) that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2004 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

         Deferred tax assets and the valuation account is as follows:

                                                      September 30,
                                                           2001
                                                      --------------
         Deferred tax asset:
            NOL carrry forward                        $      205,000
            Valuation allowance                             (205,000)
                                                      --------------
         Total                                        $         -
                                                      ==============

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

NOTE 4 - Revenues

             During the fiscal year ended September 30,2001, the Company entered into an agent agreement with the Taiwan company that is jointly developing the night vision agreement. The Company has recognized $30,985 as revenues from this agreement.

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 5 - Miscellaneous Income

             During the fiscal year ended September 30, 2001, the Company entered into an agreement with the Taiwan company that is jointly developing the night vision agreement. Per the agreement, the Company is responsible for the market development stage of the night vision system. The Taiwan company provided $98,000 to the Company in connection with the market development stage. This stage of the agreement has been substantially completed.

NOTE 6 - Advanced Royalties

             SeaCrest   Industries   Corporation,   formerly  Infrared  Systems
         International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances. These royalty revenues have been deferred until future revenue streams, if any occur, and has been recorded as a liability.

NOTE 7 - Related Party Transactions

             During prior fiscal years, an officer loaned the company $61,500 and was paid back $12,000. During the current fiscal year, this officer was paid back $21,200. The balance due on the note as of September 30, 2001 is $28,300. The note payable-officer is considered a current liability with no provisions for interest.

NOTE 8 - Property & Equipment

         Property & Equipment consists of the following at September 30, 2001:

               Equipment                                     $36,000
               Accumulated Depreciation                       (9,165)
                                                             -------
                  Net Property & Equipment                   $26,835
                                                             =======

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

             The  provision   for   depreciation   is   calculated   using  the
         straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the year ended September 30, 2001 is $7,000.

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 9 - Line of Credit

             The Company has negotiated a Line of Credit with a corporation, wherein the Company has a credit limit of $125,000. The Company received advances of $6,000 and $79,500 during the fiscal years ended 2001 and 2000, respectively. The company has recorded accrued interest of $13,007 in connection with the advances. The principal and interest is due January 1, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 27, 2001                         Advance Technologies, Inc.
                                                (Registrant)

                                                By:/s/GARY E. BALL
                                                   ----------------------
                                                   Gary E. Ball
                                                   President and Director