Form 10QSB
period 2001-12-31
ADVANCE TECHNOLOGIES INC
filed 2002-02-15
CIK 1081944

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

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

As of December 31, 2001, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of December 31, 2001, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2001
















                                                 Chisholm & Associates, CPA
                                                 PO Box 540216
                                                 North Salt Lake, UT 84054
                                                 Tel: (801) 292-8756

ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets



ASSETS
------                                                                           December 31,          September 30,
                                                                                    2001                  2001
                                                                              -----------------     ------------------
                                                                                (Unaudited)
Current Assets
  Cash                                                                         $            -        $         3,515
                                                                              -----------------     ------------------

Total Current Assets                                                                        -                  3,515
                                                                              -----------------     ------------------

Property & Equipment, Net                                                              25,002                 26,835
                                                                              -----------------     ------------------

    Total Assets                                                               $       25,002        $        30,350
                                                                              =================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accrued Interest                                                             $       15,572        $        13,007
  Note Payable - Officer                                                               28,300                 28,300
  Advance Royalties                                                                    25,000                 25,000
                                                                              -----------------     ------------------

Total Current Liabilities                                                              68,872                 66,307
                                                                              -----------------     ------------------

Long Term Liabilities
  Line of Credit                                                                       85,500                 85,500
                                                                              -----------------     ------------------

Total Long Term Liabilities                                                            85,500                 85,500
                                                                              -----------------     ------------------

    Total Liabilities                                                                 154,372                151,807
                                                                              -----------------     ------------------

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 2,572,923 shares                                             2,573                  2,573
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 50,204,102 Shares                                50,204                 50,204
  Additional Paid in Capital                                                          446,496                446,496
  Deficit Accumulated During the Development Stage                                   (628,643)              (620,730)
                                                                              -----------------     ------------------

Total Stockholders' Equity                                                           (129,370)              (121,457)
                                                                              -----------------     ------------------

    Total Liabilities and Stockholders' Equity                                 $       25,002        $        30,350
                                                                              =================     ==================



ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)


                                             For the three      For the three     From inception on
                                              months ended       months ended     October 1, 1985
                                              December 31,       December 31,     thru December 31,
                                                  2001               2000                 2001
                                            -----------------  -----------------  -------------------

Revenues                                     $       17,447     $            -     $        48,432

Operating Expenses
  Research & Development                                  -             27,600              72,750
  General & Administrative                           14,795              9,202             618,054
                                            -----------------  -----------------  -------------------

    Total Operating Expenses                         14,795             36,802             690,804
                                            -----------------  -----------------  -------------------

Operating Income (Loss)                               2,652            (36,802)           (642,372)
                                            -----------------  -----------------  -------------------

Other Income (Expense)
   Miscellaneous Income                                   -                  -              98,000
   Interest Expense                                 (10,565)            (2,548)            (23,572)
                                            -----------------  -----------------  -------------------

    Total Other Income (Expense)                    (10,565)            (2,548)             74,428
                                            -----------------  -----------------  -------------------

Net Income (Loss)                            $       (7,913)    $      (39,350)    $      (567,944)
                                            =================  =================  ===================

Net Income (Loss) Per Share                  $        (0.00)    $        (0.02)    $         (0.99)
                                            =================  =================  ===================


Weighted Average Shares Outstanding               2,572,923          2,572,923             572,923
                                            =================  =================  ===================



ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                              From inception
                                                                 For the three months ended                    inception on
                                                                             December 31,                     October 1, 1985
                                                             -----------------------------------------------       thru
                                                                                                              December 31,
                                                                           2001                   2000            2001
                                                             -------------------------------  --------------  ----------------

Cash Flows from Operating Activities

  Net Income (Loss)                                          $                 (7,913)        $(     39,350)  $      (567,944)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                1,833                 3,500            35,998
     Stock Issued for Services                                                      -                     -           399,775
     Organization Costs                                                             -                     -            11,331
     Decrease in Prepaids                                                           -                     -             2,180
  Change in Assets and Liabilities
     Increase in Deferred Income                                                    -                49,000                 -
     Increase (Decrease) in Accounts Payable and
       Accrued Expenses                                                         2,565                (9,572)           15,574
                                                             -------------------------------  --------------  ----------------

  Net Cash Provided(Used) by Operating Activities                              (3,515)                3,578          (103,086)
                                                             -------------------------------  --------------  ----------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                          -                     -               286
  Purchase of Equipment                                                             -               (10,000)          (36,000)
                                                             -------------------------------  --------------  ----------------

  Net Cash Provided (Used) by Investing Activities                                  -               (10,000)          (35,714)
                                                             -------------------------------  --------------  ----------------

Cash Flows from Financing Activities
  Payments for Officer Loan                                                         -                     -           (33,200)
  Proceeds from Officer Loan                                                        -                     -            61,500
  Proceeds from Line of Credit                                                      -                 6,000            85,500
  Proceeds from Issuance of Stock                                                   -                     -            25,000
                                                             -------------------------------  --------------  ----------------

  Net Cash Provided(Used) by Financing Activities                                   -                 6,000           138,800
                                                             -------------------------------  --------------  ----------------

Increase (Decrease) in Cash                                                    (3,515)                 (422)                -
                                                             -------------------------------  --------------  ----------------

Cash and Cash Equivalents at Beginning of Period                                3,515                 1,646                 -
                                                             -------------------------------  --------------  ----------------

Cash and Cash Equivalents at End of Period                   $                      -         $       1,224   $             -
                                                             ===============================  ==============  ================

Cash Paid For:
  Interest                                                   $                  8,000         $           -   $         8,000
                                                             ===============================  ==============  ================
  Income Taxes                                               $                      -         $           -   $             -
                                                             ===============================  ==============  ================

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001



GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2001.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN  OF OPERATIONS

Advance Technologies Inc. ("AVTX") is a developer of infrared (IR) Enhanced Vision technology and commercial solutions. The Company has a worldwide license from Hughes Aircraft Company, Los Angeles, California for a patented advanced infrared Enhanced Vision System. Advance Technologies licenses and develops applied infrared enhanced vision solutions for use in diverse industries including aviation, recreational vehicles, commercial trucking, marine, security and fire fighting.

Advance Technologies has entered into a licensing agreement with Kollsman, Inc., which has incorporated the Company's technology into an Enhanced Vision System ("EVS") for use with Gulfstream Aerospace(R) aircraft.

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

Gulfstream Aerospace Corporation issued the following news release:

     GULFSTREAM'S    REVOLUTIONARY   ENHANCED   VISION   SYSTEM   RECEIVES   FAA
     CERTIFICATION;  STC  APPROVES  EVS FOR GV  ULTRA-LONG  RANGE  BUSINESS  JET
     AIRCRAFT

     SAVANNAH, Georgia--(BUSINESS WIRE)--Oct. 16, 2001--Gulfstream Aerospace Corporation, a wholly owned subsidiary of General Dynamics (NYSE: GD), has received certification from the Federal Aviation Administration to install the revolutionary Enhanced Vision System on the Gulfstream V ultra-long range business jet aircraft.

     The FAA-issued Supplemental Type Certificate allows Gulfstream to offer EVS as an option on new GV ultralong range business jet aircraft and also to install the system as a retrofit on in-service GV aircraft.

     "The EVS is a revolutionary safety enhancement for operators of Gulfstream V business jet aircraft," said Bill Boisture, Gulfstream president and chief operating officer. "Offered exclusively by Gulfstream, it significantly improves situational awareness for flight crews and provides instant access to the information needed to make safe flying decisions in adverse weather and low-visibility conditions."

     Gulfstream has integrated the enhanced vision technology onboard the revolutionary Gulfstream V-SP; it is a standard component of its exclusive PlaneView(TM) cockpit. Next month Gulfstream will begin to design and test EVS for retrofit on in-service Gulfstream IV business jet aircraft. EVS will be offered as an option on all new Gulfstream IV-SP business jet aircraft. Certification for the GIV is expected by mid-year 2002.

     "EVS and the exclusive PlaneView cockpit represent two more revolutionary firsts by a company that is already known for taking the leadership role in product development," said Pres Henne, senior vice president, programs.

     The EVS incorporates a unique sensor system based on Forward-Looking Infrared (FLIR) technology developed and manufactured by Kollsman Inc., Merrimack, NH. The EVS sensor projects an infrared, real-world conformal image on Honeywell's Head-Up Display in the cockpit. The image enables a pilot to see through fog and darkness. In-service GVs outfitted with HUD can be retrofitted with EVS to achieve the same safety enhancements.

     The FAA's Safer Skies initiative has identified several situations that cause accidents, including deteriorating weather conditions, controlled flights into terrain, runway incursions and mistakes during approaches and landings.

     EVS can assist with each of these  volatile  situations.  Enhancing  vision
     during  adverse  weather   conditions,   darkness  or  obstructed  landings
     significantly reduces the margin for error.

     "As part of our FAA certification flight testing last month, three pilots and an FAA flight test engineer flew 80 approaches using EVS during the day and at night in all kinds of weather conditions," said Mike Mena, program manager for the GV-SP and EVS. "The Gulfstream flight crew, pilots Ron Newton and Gary Freeman and Flight Test Engineer Bill Osborne, flew the aircraft over mountains at night to show the FAA how well EVS detects terrain. EVS met or exceeded all expectations during this testing, successfully meeting the demanding FAA certification criteria. Thanks to their expertise and knowledge, our team was able to demonstrate EVS to the fullest extent possible."

     "There's a lot of demand for the EVS," Mena added. "To date, we've sold about 35 Enhanced Vision Systems for GV retrofit installation. This number does not include the systems that will be installed as standard equipment on the GV-SP business jet aircraft." Gulfstream service centers will begin EVS retrofit installations on in-service GVs in the first quarter of 2002.

     Gulfstream Aerospace Corporation, a wholly owned subsidiary of General Dynamics (NYSE:GD), designs, develops, manufactures, markets and services the world's most technologically advanced intercontinental business jet aircraft. Gulfstream has produced more than 1,200 aircraft for customers around the world since 1958. To meet the aviation needs of its customers, Gulfstream offers a full range of aircraft products and services, including the Gulfstream 100(R), Gulfstream 200(R), Gulfstream IV-SP(R), the ultra-long range Gulfstream V(R) and Gulfstream V-SP(R), Gulfstream Shares(R), Gulfstream Financial Services(R), Gulfstream Lease(R), Gulfstream Pre-Owned Aircraft Sales(R), Gulfstream Management Services(R) and Gulfstream ServiceCare(R). The company employs more than 8,750 people at eight locations. We invite you to visit our Web site at www.gulfstream.com for photos of Gulfstream aircraft and related information

     General Dynamics, headquartered in Falls Church, Virginia, employs approximately 52,000 people and anticipates 2001 sales of approximately $12 billion. The company has leading market positions in business aviation, information systems, shipbuilding and marine systems, and land and amphibious combat systems. More information about the company can be found at www.generaldynamics.com.

Enhance Vision System will enter production this year. AVTX benefits through its license agreement with Kollsman Inc. whereby AVTX achieves royalties that increase in time. AVTX will provide guidance based upon production commitments and delivery schedules between Gulfstream Aerospace Company and Kollsman Inc. as this information becomes available.

Enhance Vision Systems has been receiving extremely positive reviews in the professional publications. (Professional Pilot, November 2001, Avionics News, January 2002, Aviation Week & Space Technology, January 2001) Aviation International News, January 2002 called "EVS could easily be listed as one of the most important aviation safety innovations of the last 20 years." The achievement of EVS Certification was called by Aviation International News as "on the list of top news makers of the year (2001)".

Advance Technologies, Inc. also continues its development phase with several projects moving forward at a pace dictated by market conditions, technical innovations and market factors.

NITEAGLE(TM) Advance Technologies' proprietary infrared system for recreational vehicles has been under field evaluation since delivery in November from our Taiwanese partner, Telesis Technologies. This unit is being evaluated for market acceptance and performance evaluation. The result of this evaluation will establish our future direction with product and a better understanding of its market potential

Db-associates has submitted a market study proposal to Telesis Technologies to address key issues associated with introducing the Spectrum 9000, Infrared Thermograph Medical Instrument into the USA. The Spectrum 9000 was introduced in Taiwan in 2000 and in Korea in 2001. It has received excellent reviews from the medical community for its use in alternative medical applications. AVTX is collaborating with Telesis on a plan to introduce this system in the USA at some future time.

Our other projects at time cannot be forecasted with any certainty of performance.

CAPITAL RESOURCES

         No commitment for capital resources has been made during this reporting period.

FINANCIAL ANALYSIS

         The results on the operation represent projects of likely future events that cannot be guaranteed. Therefore, the financial analysis does not include projects, and no quantitative assessment has been provided based upon the future discussion of potential events in section 3.

         No  material   changes  have  been   provided;   therefore   impact  of
         unforeseeable events cannot be assessed.

         Present financial plans are adequate to meet our cash flow needs with our current project schedule.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2001                   Advance Technologies, Inc.
                                          (Registrant)

                                          By: /s/Gary E. Ball
                                             ----------------------------
                                                 Gary E. Ball
                                                 President and Director