Form 10KSB/A
period 2001-09-30
ADVANCE TECHNOLOGIES INC
filed 2002-04-23
CIK 1081944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  AMENDMENT #1

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
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......10
ITEM 7.     FINANCIAL STATEMENTS............................................11

PART III    ................................................................11
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............11
ITEM 10.    EXECUTIVE COMPENSATION..........................................12
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..12
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................13
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................13

INDEX TO FINANCIAL STATEMENTS...............................................15

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

PLAN OF OPERATION

Our plan of operation has been strongly affected by delays in the Certification of the Enhanced Vision System by the Federal Aviation Administration. In February 2002, as a result of the FAA's granting of the Supplemental Type Certification in October 2001, a licensee of the Company's Enhanced Vision System (EVS) notified the Company that it has received its first production order for Enhanced Vision Systems (EVS). The purchase agreement calls for an initial aircraft launch customer to purchase in excess of 140 systems at a price of approximately $1 million each. Under terms of this Agreement, Advance
Technologies is entitled to royalties from the sale of EVS units for the commercial aviation market. This event marks the first Federal Aviation Administration (FAA) certified EVS to enter into production. The Company expects additional sales based upon an industry report which indicates customers are selecting the EVS equipment option at a higher than anticipated rate. EVS is planned to be made available on additional aircraft in the future. The Company anticipates a positive cash flow will occur by the third Quarter of 2002.

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

The Company has received revenue pursuant to an agent agreement with, that allows the Company to receive fixed monthly service fees, and to bill for additional services provided. The Company records revenues when the services are performed. The Company has recognized $30,985 in revenues for services performed in connection with this agreement for the year ended September 30, 2001.

We have engaged in a strategic partnership arrangement with Telesis Technologies Inc., a Taiwanese private corporation. Our talents appear to be complementary, and we are exploring many opportunities to expand our joint participation. Currently, our partnership is limited to the Recreational Vehicle System venture.

Advance Technologies is entitled to reimbursement for various expenses associated with the development of its night vision technology pursuant to the joint venture agreement with Telesis Technologies. These reimbursements are recorded as miscellaneous income when received. The Company recognized miscellaneous income of $98,000 during the fiscal year 2001 from reimbursement received from the joint venture partner.


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
                                             ==========   ======   ========   ==========   =======  ==========

The accompanying notes are an integral part of these financial statements


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                            October 1,
                                                                                                          (inception of
                                                                                      For the              development
                                                                                     year ended             stage) to
                                                                                    September 30,         September 30,
                                                                                  2001        2000             2001
                                                                                  ----        ----             ----

Cash Flows from Operating
 Activities

     Net Income (Loss)                                                          $ 31,669   $(101,799)      $ (560,031)
     Adjustments to Reconcile
       Net Loss to Net Cash
       Provided by Operations:
        Depreciation & Amortization                                                7,000      14,665           34,165
        Decrease in Prepaids                                                      12,500       2,180            2,180
        Increase (Decrease) in Accounts Payable & Accrued Expenses               (24,100)     31,045           13,009
        Stock Issued for Services                                                      -           -          399,775
        Organization Costs                                                             -           -           11,331
                                                                                --------   ---------       ----------

              Net Cash Flows Provided
               (Used) by Operating Activities                                     27,069     (53,909)         (99,571)
                                                                                --------   ---------       ----------

Cash Flows from Investment
 Activities:
     Purchase of Equipment                                                       (10,000)    (26,000)         (36,000)
     Investment in Subsidiary                                                          -           -              286
                                                                                --------   ---------       ----------
              Net Cash Flows Provided
                (Used) by Investing Activities                                   (10,000)    (26,000)         (35,714)
                                                                                --------   ---------       ----------

Cash Flows from Financing
 Activities:

        Cash Paid on Officer Loan                                                (21,200)          -          (33,200)
        Proceeds from Loan from Officer                                                -       1,500           61,500
        Proceeds from Line of Credit                                               6,000      79,500           85,500
        Net Proceeds from Issuance of Stock                                            -           -           25,000
                                                                                --------   ---------       ----------

              Net Cash Flows Provided
               (Used) by Operating Activities                                    (15,200)     81,000          138,800
                                                                                --------   ---------       ----------

Net Increase (Decrease) in Cash                                                    1,869       1,091            3,515
Cash, Beginning of Year                                                            1,646         555             -
                                                                                --------   ---------       ----------

Cash, End of Year                                                               $  3,515   $   1,646       $    3,515
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

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

         Deferred tax assets and the valuation account is as follows:

                                                              September 30,
                                                                   2001
         Deferred tax asset:
            NOL carry forward                                 $      205,000
            Valuation allowance                                     (205,000)
                                                              --------------
         Total                                                $         -
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

         h.  Revenue Recognition

              The Company has received revenue pursuant to an agent agreement which allows the Company to receive fixed monthly service fees, and to bill for additional services provided. The Company records revenues when the services are performed. The Company has recognized $30,985 in revenues for services performed in connection with this agreement for the year ended September 30, 2001.

              The Company is also entitled to reimbursement for various expenses associated with the development of its night vision technology pursuant to the joint venture agreement with the Taiwan company. These reimbursements are recorded as miscellaneous income when received. The Company recognized miscellaneous income of $98,000 during the fiscal year 2001 from reimbursement received from the joint venture partner.

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

NOTE 4 - Advanced Royalties

              SeaCrest   Industries   Corporation,   formerly  Infrared  Systems
         International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances. These royalty revenues have been deferred until future revenue streams, if any occur, and has been recorded as a liability.

NOTE 5 - Related Party Transactions

              During prior fiscal years, an officer loaned the company $61,500 and was paid back $12,000. During the current fiscal year, this officer was paid back $21,200. The balance due on the note as of September 30, 2001 is $28,300. The note payable-officer is considered a current liability with no provisions for interest.

NOTE 6 - Property & Equipment

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

NOTE 7 - Line of Credit

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


Date: April 22, 2002                           Advance Technologies, Inc.
                                               (Registrant)

                                               By: /s/GARY E. BALL
                                                   --------------------------
                                                      Gary E. Ball
                                                      President and Director