Form 10QSB/A
period 2001-12-31
ADVANCE TECHNOLOGIES INC
filed 2002-04-24
CIK 1081944

FORM 10 QSB
                                  Amendment #1

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

                       Commission file number 0-27175


                          ADVANCE TECHNOLOGIES, INC.
             (Exact name or registrant as specified in its charter)

         Nevada                            95-4755369
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


Date: April 23, 2001                   Advance Technologies, Inc.
                                             (Registrant)

                                              By: /s/GARY E. BALL
                                                  ----------------------
                                                  Gary E. Ball
                                                  President and Director

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

                        Consolidated Financial Statements

                                December 31, 2001
















                                                  Chisholm & Associates, CPA
                                                  PO Box 540216
                                                  North Salt Lake, UT 84054
                                                  Tel: (801) 292-8756



ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets



ASSETS
                                                                                December 31,          September 30,
                                                                                    2001                  2001
                                                                              -----------------     ------------------
                                                                                (Unaudited)
Current Assets
  Cash                                                                          $            -        $         3,515
                                                                              -----------------     ------------------

Total Current Assets                                                                         -                  3,515
                                                                              -----------------     ------------------

Property & Equipment, Net                                                               25,002                 26,835
                                                                              -----------------     ------------------

    Total Assets                                                                $       25,002        $        30,350
                                                                              =================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                                              $       15,572        $        13,007
  Note Payable - Officer                                                                28,300                 28,300
  Advance Royalties                                                                     25,000                 25,000
                                                                              -----------------     ------------------

Total Current Liabilities                                                               68,872                 66,307
                                                                              -----------------     ------------------

Long Term Liabilities
  Line of Credit                                                                        85,500                 85,500
                                                                                                    ------------------

Total Long Term Liabilities                                                             85,500                 85,500
                                                                              -----------------     ------------------

    Total Liabilities                                                                  154,372                151,807
                                                                              -----------------     ------------------

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 2,572,923 shares                                              2,573                  2,573
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 50,204,102 Shares                                 50,204                 50,204
  Additional Paid in Capital                                                           446,496                446,496
  Deficit Accumulated During the Development Stage                                    (628,643)              (620,730)
                                                                              -----------------     ------------------

Total Stockholders' Equity                                                            (129,370)              (121,457)
                                                                              -----------------     ------------------

    Total Liabilities and Stockholders' Equity                                  $       25,002        $        30,350
                                                                              =================     ==================




ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)


                                             For the three      For the three     From inception on
                                              months ended       months ended     October 1, 1985
                                              December 31,       December 31,     thru December 31,
                                                  2001               2000                 2001
                                            -----------------  -----------------  ----------------------

Revenues                                     $       17,447     $            -     $          48,432

Operating Expenses
  Research & Development                                  -             27,600                72,750
  General & Administrative                           14,795              9,202               618,054
                                            -----------------  -----------------  ----------------------

    Total Operating Expenses                         14,795             36,802               690,804
                                            -----------------  -----------------  ----------------------

Operating Income (Loss)                               2,652            (36,802)             (642,372)
                                            -----------------  -----------------  ----------------------

Other Income (Expense)
   Miscellaneous Income                                   -                  -                98,000
   Interest Expense                                 (10,565)            (2,548)              (23,572)
                                            -----------------  -----------------  ----------------------

    Total Other Income (Expense)                    (10,565)            (2,548)               74,428
                                            -----------------  -----------------  ----------------------

Net Income (Loss)                            $       (7,913)    $      (39,350)    $        (567,944)
                                            =================  =================  ======================

Net Income (Loss) Per Share                  $        (0.00)    $        (0.02)    $           (0.99)
                                            =================  =================  ======================


Weighted Average Shares Outstanding               2,572,923          2,572,923               572,923
                                            =================  =================  ======================



ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                               From inception
                                                                                                                inception on
                                                                   For the three months ended                 October 1, 1985
                                                                               December 31,                         thru
                                                               ----------------------------------------------
                                                                                                                December 31,
                                                                             2001                   2000            2001
                                                               ----------------------  -----------------------------------------

Cash Flows from Operating Activities

  Net Income (Loss)
                                                               $              (7,913)    $         (39,350)   $       (567,944)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                1,833                3,500              35,998
     Stock Issued for Services                                                      -                    -             399,775
     Organization Costs                                                             -                    -              11,331
     Decrease in Prepaids                                                           -                    -               2,180
  Change in Assets and Liabilities
     Increase in Deferred Income                                                    -               49,000                   -
     Increase (Decrease) in Accounts Payable and
      Accrued Expenses                                                          2,565               (9,572)             15,574
                                                               -----------------------------------------------------------------

  Net Cash Provided(Used) by Operating Activities                              (3,515)               3,578            (103,086)
                                                               -----------------------------------------------------------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                          -                    -                 286
  Purchase of Equipment                                                             -              (10,000)            (36,000)
                                                               -----------------------------------------------------------------

  Net Cash Provided (Used) by Investing Activities                                  -              (10,000)            (35,714)
                                                               -----------------------------------------------------------------

Cash Flows from Financing Activities
  Payments for Officer Loan                                                         -                    -             (33,200)
  Proceeds from Officer Loan                                                        -                    -              61,500
  Proceeds from Line of Credit                                                      -                6,000              85,500
  Proceeds from Issuance of Stock                                                   -                    -              25,000
                                                               -----------------------------------------------------------------

  Net Cash Provided(Used) by Financing Activities                                   -                6,000             138,800
                                                               -----------------------------------------------------------------

Increase (Decrease) in Cash                                                    (3,515)                (422)                  -
                                                               -----------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                                3,515                1,646                   -
                                                               -----------------------------------------------------------------

Cash and Cash Equivalents at End of Period
                                                               $                    -    $           1,224    $              -
                                                               =================================================================

Cash Paid For:
  Interest                                                     $                8,000    $               -    $          8,000
                                                               =================================================================
  Income Taxes                                                 $                    -    $               -    $              -
                                                               =================================================================


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

Enhance Vision System will enter production this year. AVTX benefits through its license agreement with Kollsman Inc. whereby AVTX achieves royalties that increase in time. AVTX will provide guidance based upon production commitments and delivery schedules between Gulfstream Aerospace Company and Kollsman Inc. as this information becomes available. In February 2002, as a result of the FAA's granting of the Supplemental Type Certification in October 2001, Kollsman notified the Company that it has received its first production order for Enhanced Vision Systems (EVS). The purchase agreement calls for an initial aircraft launch customer to purchase in excess of 140 systems at a price of approximately $1 million each. Under terms of this Agreement, Advance
Technologies is entitled to royalties from the sale of EVS units for the commercial aviation market. This event marks the first Federal Aviation Administration (FAA) certified EVS to enter into production. The Company expects additional sales based upon an industry report which indicates customers are selecting the EVS equipment option at a higher than anticipated rate. EVS is planned to be made available on additional aircraft in the future. The Company anticipates a positive cash flow will occur by the third Quarter of 2002.

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

         The Company is entitled to reimbursement for various expenses associated with the development of its night vision technology pursuant to the joint venture agreement with Telesis Technologies. These reimbursements are recorded as miscellaneous income when received.

         No  material   changes  have  been   provided;   therefore   impact  of
         unforeseeable events cannot be assessed.

         Present financial plans are adequate to meet our cash flow needs with our current project schedule.