Form 10QSB
period 2002-03-31
ADVANCE TECHNOLOGIES INC
filed 2002-05-15
CIK 1081944

FORM 10 QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002

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

Indicate by check whether the registrant has filed all documents And reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities Under a plan confirmed by a court.

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2002, approximately 2,572,923 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of March 31, 2002, approximately 50,204,102 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 2002                   Advance Technologies, Inc.
                                          (Registrant)

                                               By: /s/ Gary E. Ball
                                                  -------------------
                                                  Gary E. Ball
                                                  President and Director

ITEM 1.   FINANCIAL STATEMENTS

                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2002
















                                                   Chisholm & Associates, CPA
                                                   PO Box 540216
                                                   North Salt Lake, UT 84054
                                                   Tel: (801) 292-8756



ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets

ASSETS
                                                                                March 31,       September 30,
                                                                                  2002               2001
                                                                               (Unaudited)
Current Assets
  Cash                                                                             $     774          $     3,515

Total Current Assets                                                                     774                3,515

Property & Equipment, Net                                                             23,202               26,835

    Total Assets                                                                   $  23,976          $    30,350


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                                                 $  18,137          $    13,007
  Note Payable - Officer                                                              39,800               28,300
  Advance Royalties                                                                   25,000               25,000

Total Current Liabilities                                                             82,937               66,307

Long Term Liabilities
  Line of Credit                                                                      85,500               85,500

Total Long Term Liabilities                                                           85,500               85,500

    Total Liabilities                                                                168,437              151,807

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 2,572,923 shares                                            2,573                2,573
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 50,204,102 Shares                               50,204               50,204
  Additional Paid in Capital                                                         446,496              446,496
  Deficit Accumulated During the Development Stage                                  (643,734)            (620,730)

Total Stockholders' Equity                                                          (144,461)            (121,457)

    Total Liabilities and Stockholders' Equity                                     $  23,976          $    30,350



Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                           For the three                For the six              From inception on
                                           months ended                 months ended               October 1, 1985
                                             March 31,                    March 31,               thru December 31,
                                         2002         2001           2002            2001               2001
                                      -----------   -----------   -----------      ----------        ------------
Revenues                              $        -    $        -    $   17,447      $        -         $    48,432

Operating Expenses
  Research & Development                       -             -             -               -              72,750
  General & Administrative                12,527        16,980        27,322          56,330             630,581
                                      -----------   -----------   -----------      ----------        ------------
    Total Operating Expenses              12,527        16,980        27,322          56,330             703,331
                                      -----------   -----------   -----------      ----------        ------------
Operating Income (Loss)                  (12,527)      (16,980)       (9,875)        (56,330)           (654,899)
                                      -----------   -----------   -----------      ----------        ------------
Other Income (Expense)
   Miscellaneous Income                        -             -             -               -              98,000
   Interest Expense                       (2,565)            -       (13,130)              -             (26,137)
                                      -----------   -----------   -----------      ----------        ------------

    Total Other Income (Expense)          (2,565)            -       (13,130)              -              71,863
                                      -----------   -----------   -----------      ----------        ------------

Net Income (Loss)                     $  (15,092)   $  (16,980)   $  (23,005)   $    (56,330)        $  (583,036)
                                      ===========   ===========   ===========      ==========        ============

Net Income (Loss) Per Share           $    (0.01)   $    (0.01)   $    (0.01)     $    (0.02)            $ (1.13)
                                      ===========   ===========   ===========      ==========        ============

Weighted Average Shares Outstanding    2,572,923     2,572,923     2,572,923       2,572,923             513,921
                                      -----------   -----------   -----------      ----------        ------------


Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                 From inception
                                                                                                                  inception on
                                                                              For the six months ended           October 1, 1985
                                                                                      December 31,                    thru
                                                                          --------------------------------------
                                                                                                                  December 31,
                                                                                      2001               2000         2001
                                                                          --------------------------------------------------------
Cash Flows from Operating Activities

  Net Income (Loss)                                                         $                   (23,004) $ (248)       $ (583,035)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                                  3,633       -            25,298
     Stock Issued for Services                                                                        -       -           399,775
     Organization Costs                                                                               -       -            11,331
     Decrease in Prepaids                                                                             -       -            14,680
  Change in Assets and Liabilities
     Increase in Deferred Income                                                                      -       -                 -
     Increase (Decrease) in Accounts Payable and Accrued Expenses                                 5,130       -            18,139
                                                                          --------------------------------------------------------

  Net Cash Provided(Used) by Operating Activities                                               (14,241)   (248)         (113,812)
                                                                          --------------------------------------------------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                                            -       -               286
  Purchase of Equipment                                                                               -       -           (36,000)
                                                                          --------------------------------------------------------

  Net Cash Provided (Used) by Investing Activities                                                    -       -           (35,714)
                                                                          --------------------------------------------------------

Cash Flows from Financing Activities
  Payments for Officer Loan                                                                           -       -           (33,200)
  Proceeds from Officer Loan                                                                     11,500       -            73,000
  Proceeds from Line of Credit                                                                        -       -            85,500
  Proceeds from Issuance of Stock                                                                     -       -            25,000
                                                                          --------------------------------------------------------

  Net Cash Provided(Used) by Financing Activities                                                11,500       -           150,300
                                                                          --------------------------------------------------------

Increase (Decrease) in Cash                                                                      (2,741)   (248)              774
                                                                          --------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                                                  3,515     555                 -
                                                                          --------------------------------------------------------

Cash and Cash Equivalents at End of Period                                 $                        774  $  307        $      774
                                                                          ========================================================

Cash Paid For:
  Interest                                                                  $                     8,000  $    -        $    8,000
                                                                          ========================================================
  Income Taxes                                                              $                         -  $    -        $        -
                                                                          ========================================================

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002



GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2001.

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

Enhance Vision System will enter production this year. AVTX benefits through its license agreement with Kollsman Inc. whereby AVTX achieves royalties that increase in time. AVTX will provide guidance based upon production commitments and delivery schedules between Gulfstream Aerospace Company and Kollsman Inc. as this information becomes available. In February 2002, as a result of the FAA's granting of the Supplemental Type Certification in October 2001, Kollsman notified the Company that it has received its first production order for Enhanced Vision Systems (EVS). The purchase agreement calls for its initial aircraft launch customer to purchase in excess of 140 systems at a price of approximately $1 million each. Under terms of this Agreement, Advance Technologies is entitled to royalties from the sale of EVS units for the commercial aviation market. This event marks the first Federal Aviation Administration (FAA) certified EVS to enter into production. As of March 31, 2002, no EVS systems have been delivered to Gulfstream. The Company expects additional sales based upon an industry report which indicates customers are selecting the EVS equipment option at a higher than anticipated rate. EVS is planned to be made available on additional aircraft in the future.

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

AVTX and Kollsman also discussed collaboration on an Advanced EVS incorporating AVTX's proprietary technology that is not included or a part of the current production EVS. A process was initiated in which Kollsman would provide AVTX with certain hardware items to support AVTX's development activities for the Advanced EVS.

Advance Technologies, Inc. also continues its development phase with several projects moving forward at a pace dictated by market conditions, technical innovations and market factors.

NITEAGLE(TM) Advance Technologies' proprietary infrared system for recreational vehicles has been under field evaluation since delivery in November from our Taiwanese partner, Telesis Technologies. This unit is being evaluated for market acceptance and performance evaluation. The result of this evaluation will establish our future direction with product and a better understanding of its market potential. Telesis Technologies has provided AVTX a second preproduction system for our market evaluation and our market development activities. We are conducting marketing presentations and demonstrations of NITEAGLE(TM), which appear to be well-received.

AVTX and Telesis Technologies also have signed an agreement that designates Telesis Technologies as our EVS representative for Far East opportunities. This agreement gives Telesis the right to present limited information about AVTX's EVS technology to potential customers in which to identify the benefits that EVS can provide civil aviation.

Honeywell International solicited AVTX's participation in developing a "field application" and/or "market use" of their Micro-bolometer detector technology. Honeywell is establishing licenses for their Micro-bolometer detector technology, for both technology and fields of application. AVTX has provided Honeywell proprietary information on four potential license fields for potential development, and further discussions are ensuing.

Db-associates has submitted a market study proposal to Telesis Technologies to address key issues associated with introducing the Spectrum 9000, Infrared Thermograph Medical Instrument into the USA. The Spectrum 9000 was introduced in Taiwan in 2000 and in Korea in 2001. It has received excellent reviews from the medical community for its use in alternative medical applications. AVTX is collaborating with Telesis under a time and service reimbursement agreement on a plan to introduce this system in the USA at some future time.

Advance Technologies Inc. continues development activities on new Infrared systems for commercial markets. These projects cannot be forecast with any degree of certainty, and all strategic partnerships or business arrangements remain confidential until such time as formal announcements are appropriate without compromising the development plan and/or the application marketplace.

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