Form 10QSB
period 2002-06-30
ADVANCE TECHNOLOGIES INC
filed 2002-08-14
CIK 1081944

FORM 10 QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2002

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

As of June 30, 2002, approximately 12,446,467 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of June 30, 2002, approximately 43,630,557 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                  June 30, 2002
















                                                  Chisholm & Associates, CPA
                                                  PO Box 540216
                                                  North Salt Lake, UT 84054
                                                  Tel: (801) 292-8756


ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Balance Sheets



                                     ASSETS
                                                                                 June 30,     September 30,
                                                                                   2002           2001
                                                                               -----------------------------
                                                                                 (Unaudited)
Current Assets
  Cash                                                                          $       103     $     3,515
                                                                               -----------------------------

Total Current Assets                                                                    103           3,515
                                                                               -----------------------------

Property & Equipment, Net                                                            21,402          26,835
                                                                               -----------------------------

    Total Assets                                                                $    21,505     $    30,350
                                                                               =============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                                              $    20,702     $    13,007
  Note Payable - Officer                                                             40,300          28,300
  Advance Royalties                                                                  25,000          25,000
                                                                               -----------------------------

Total Current Liabilities                                                            86,002          66,307
                                                                               -----------------------------

Long Term Liabilities
  Line of Credit                                                                     85,500          85,500
                                                                               -----------------------------

Total Long Term Liabilities                                                          85,500          85,500
                                                                               -----------------------------

    Total Liabilities                                                               171,502         151,807
                                                                               -----------------------------

Stockholders' Equity
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 43,630,557 and 50,204,102
    shares, respectively                                                             43,631          50,204
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 12,446,467 and 2,572,923 shares, respectively             12,446           2,573
  Additional Paid in Capital                                                        449,796         446,496
  Deficit Accumulated During the Development Stage                                 (655,870)       (620,730)
                                                                               -----------------------------

Total Stockholders' Equity                                                         (149,997)       (121,457)
                                                                               -----------------------------

    Total Liabilities and Stockholders' Equity                                  $    21,505     $    30,350
                                                                               =============================


ADVANCE TECHNOLOGIES, INC.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)


                                            For the three              For the nine     From inception on
                                             months ended              months ended      October 1, 1985
                                               June 30,                  June 30,          thru June 30,
                                     ------------------------   ----------------------         2002
                                         2002         2001         2002        2001
                                     -----------   ----------   ----------  ----------    ---------------

Revenues                             $     5,563   $        -   $   23,010  $    3,000        $   53,995

Operating Expenses
  Research & Development                       -            -            -           -            72,750
  General & Administrative                 8,533        4,420       35,855      63,750           639,114
                                     -----------   ----------   ----------  ----------    ---------------

    Total Operating Expenses               8,533        4,420       35,855      63,750           711,864
                                     -----------   ----------   ----------  ----------    ---------------

Operating Income (Loss)                   (2,970)      (4,420)     (12,845)    (60,750)         (657,869)
                                     -----------   ----------   ----------  ----------    ---------------

Other Income (Expense)
   Miscellaneous Income                        -            -            -           -            98,000
   Interest Expense                       (5,535)           -      (15,695)          -           (28,702)
                                     -----------   ----------   ----------  ----------    ---------------

    Total Other Income (Expense)          (5,535)           -      (15,695)          -            69,298
                                     -----------   ----------   ----------  ----------    ---------------

Net Income (Loss)                    $    (8,505)  $   (4,420)  $  (28,540) $  (60,750)       $ (588,571)
                                     ===========   ==========   ==========  ==========    ===============

Net Income (Loss) Per Share          $     (0.00)  $    (0.00)  $    (0.00) $    (0.02)       $    (0.72)
                                     ===========   ==========   ==========  ==========    ===============

Weighted Average Shares Outstanding   12,396,535    2,572,923    8,649,842   2,572,923           815,812
                                     -----------   ----------   ----------  ----------    ---------------


Advance Technologies, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                             From inception
                                                                                                              inception on
                                                                       For the nine months ended            October 1, 1985
                                                                                   June 30,                       thru
                                                                   -----------------------------------------     June 30,
                                                                                                                   2002
                                                                               2002                 2001
                                                                   ----------------------------------------------------------

Cash Flows from Operating Activities

  Net Income (Loss)                                                 $                    (28,540) $ (60,750)      $ (588,571)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                           5,433      7,000           27,098
     Stock Issued for Services                                                                 -          -          399,775
     Organization Costs                                                                        -          -           11,331
     Decrease in Prepaids                                                                      -          -           14,680
  Change in Assets and Liabilities
     Increase in Deferred Income                                                               -          -                -
     Increase (Decrease) in Accounts Payable & Accrued Expenses                            7,695    (37,107)          20,704
                                                                   ----------------------------------------------------------

  Net Cash Provided(Used) by Operating Activities                                        (15,412)   (90,857)        (114,983)
                                                                   ----------------------------------------------------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                                     -          -              286
  Purchase of Equipment                                                                        -    (10,000)         (36,000)
                                                                   ----------------------------------------------------------

  Net Cash Provided (Used) by Investing Activities                                             -    (10,000)         (35,714)
                                                                   ----------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from Joint Venture                                                                  -     98,000                -
  Payments for Officer Loan                                                                    -    (10,000)         (33,200)
  Proceeds from Officer Loan                                                              12,000          -           73,500
  Proceeds from Line of Credit                                                                 -     11,265           85,500
  Proceeds from Issuance of Stock                                                              -          -           25,000
                                                                   ----------------------------------------------------------

  Net Cash Provided(Used) by Financing Activities                                         12,000     99,265          150,800
                                                                   ----------------------------------------------------------

Increase (Decrease) in Cash                                                               (3,412)    (1,592)             103
                                                                   ----------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                                           3,515      1,646                -
                                                                   ----------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $                        103  $      54       $      103
                                                                   ==========================================================

Cash Paid For:
  Interest                                                          $                      8,000  $       -       $    8,000
                                                                   ==========================================================
  Income Taxes                                                      $                          -  $       -       $        -
                                                                   ==========================================================

                           ADVANCE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 June 30, 2002



GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2001.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN  OF OPERATIONS

Advance Technologies Inc. ("AVTX") is a developer of infrared (IR) Enhanced Vision technology and commercial solutions. The Company has a worldwide license from Hughes Aircraft Company, Los Angeles, California, which includes a patent for an infrared Enhanced Vision System. Advance Technologies licenses and develops applied infrared enhanced vision solutions for use in diverse industries including aviation, recreational vehicles, commercial trucking, marine, security and fire fighting applications.

ENHANCED VISION SYSTEM ACTIVITIES

AVTX's Enhance Vision System, our first project; has entered production following its certification last year from the Federal Aviation Administration. Advance Technologies benefits through our license agreement with Kollsman Inc. whereby AVTX achieves royalties that increase in time. Initial EVS systems have been delivered to Gulfstream Aerospace Company, and Gulfstream, in turn, has completed initial deliveries to its customers. As of this filing, Kollsman has not yet provided AVTX an official schedule of its planned EVS production. AVTX will provide guidance based upon production commitments and delivery schedules between Gulfstream Aerospace Company and Kollsman Inc. as this information becomes available.

Last quarter, AVTX and Kollsman had discussed collaboration on an Advanced EVS incorporating AVTX's proprietary technology, which is not included as or a part of the current production EVS. A process was initiated in which Kollsman would provide AVTX with certain hardware items to support AVTX's development activities for the Advanced EVS. As of June 30, this program has not progressed further.

AVTX and Telesis Technologies signed an EVS agreement, which designates Telesis Technologies as our EVS representative for Far East opportunities. This agreement gives Telesis the right to present limited information on EVS and on the benefits that EVS can provide to civil aviation.

Advance Technologies, Inc. also continues its development phase with several projects moving forward at a pace dictated by market conditions, technical innovations and market factors.

NITEAGLETM

Telesis Technologies has provided to AVTX a second preproduction NITEAGLETM System, Advance Technologies' proprietary infrared system for recreational vehicles, for our market evaluation and market development activities. Demonstrations and marketing presentations have been conducted in accordance with our plan. The evaluation effort has continued with many discussions with potential partners.

SPECTRUM 9000, MEDICAL EQUIPMENT

AVTX continues to provide export license support under a time & service reimbursement agreement with Telesis Technologies. Telesis has announced no plans for introduction of the Spectrum 9000 into the US market.

HONEYWELL TECHNOLOGY LICENSE

Honeywell International has provided AVTX initial terms for a "field application" and/or "market use" of their Micro-bolometer technology. The terms and conditions are under evaluation by AVTX and our business partner Telesis Technologies.

OTHER IR ACTIVITIES

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

ITEM 6.   EXHIBITS

        99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2002           Advance Technologies, Inc.
                                      (Registrant)

                                By: /s/ Gary E. Ball
                                        Gary E. Ball
                                        President and Director