Form 10KSB
period 2002-09-30
ADVANCE TECHNOLOGIES INC
filed 2003-01-07
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            ( X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended September 30, 2002


                           Commission File No. 0-27175


                           ADVANCE TECHNOLOGIES, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                       95-4755369
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                             716 Yarmouth Road # 215
                         Palos Verdes Estates, CA 90275
                    ________________________________________
                    (Address of principal executive offices)


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

         Issuer's revenues for its most recent fiscal year were $29,039


                   The aggregate market value of voting stock
          held by non-affiliates of the Registrant as of September 30,
                        2002 was approximately $1,033,140


                  On October 1, 2002, approximately 17,218,967
               Shares of the Registrant's Common Stock, $0.001 par
                            value, were outstanding.


                       Documents Incorporated by Reference
                              Exhibit A & Exhibit B

                           ADVANCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.    BUSINESS.........................................................   4

Item 2.    PROPERTIES.......................................................   5

Item 3.    LEGAL PROCEEDINGS................................................   6

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   6

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................   6

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................   6

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   7

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................   7


                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   7

Item 10.   EXECUTIVE COMPENSATION...........................................   8

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................   8

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   8

                                     PART IV

Item 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT..............   9

Item 14.   EXHIBITS, MANAGEMENT DISCUSSIONS AND OPERATIONS..................   9

           SIGNATURES.......................................................  10

PART I

ITEM 1. BUSINESS

        Overview

        Advance Technologies Inc. is a developer of Infrared Enhanced Vision Technology and commercial solutions. The company has a world wide license from Hughes Aircraft company, Los Angeles, California for a patented advanced infrared imaging system. Advance Technologies licenses and develops applied infrared enhanced vision solutions for use in diverse industries including aviation, recreational vehicles, commercial trucking, marine, security, and fire fighting applications. The Company is currently engaged in the development of night vision systems with applications in the commercial sector.

        Advance Technologies has entered into a licensing agreement with Kollsman Inc., which has incorporated the company's technology and intellectual property into an Enhanced Vision System for use on the Gulfstream series of Aircraft. The system entered production in early 2002, and is in the process of ramping up for full production. Kollsman has announced a new enhanced vision product in late 2002 focused at the low-end private aviation market. This product is expected to enjoy the same success as the Gulfstream product but with a far larger market.

        Background

        Advance Technologies, Inc. ("the Company") The Company was organized under the laws of the State of Delaware under the name PWB Industries, Inc.; the articles of incorporation were issued June 16, 1969. The name was changed to Sun Energy, Inc. ("The Company"), which merged with Sto Med, Inc. on February 22, 1996 changing its name to Sto Med, Inc. ("The Company") and domicile to the State of Nevada. On February 23, 1996, Sto Med, Inc., a privately held California corporation, was acquired by Sto Med, Inc. ("The Company") the California Corporation acquisition was rescinded on August 23rd 1997. Sto Med Inc. ("The Company") the Nevada Corporation changed its name to Advance Technologies, Inc., ("The Company") on August 23rd 1997. On September 27, 1999 the "Company" acquired Seacrest Industries of Nevada, also known as Infrared Systems International.

        The Company

        The Registrant through its wholly owned subsidiary SEACREST INDUSTRIES, INC., and through its president and director Mr. Gary Ball was granted an exclusive world-wide license agreement for the use of US patent number 5,534,694 by Hughes Aircraft Company, for a key optical element of the Infrared Aircraft Landing System. Gary Ball founder and CEO of Infrared Systems International (ISI) a/k/a Seacrest Industries International, Inc. in 1992 formed the company for the singular purpose of providing manufacturing and sales support for the unique Infrared System called Enhanced Vision System (EVS). While employed by Electro-Optical Systems, a segment of Hughes Aircraft Company, as senior Program Manager and engineer, he led the research and development team responsible for the development of the Enhanced Vision System (EVS). This technology was designed to allow aircraft pilots to actually "see" the airport environment through cloud ceiling or surface fog. The factor of enhanced safety, alone, is generating an enormous demand for this type of system.

        Significant Corporate Milestones

        Advance Technologies Inc. was granted an export license for Micro-bolonmeter IR cameras for Medical Applications in the Far East. The Department of Commerce license allowed Advance Technologies to export 35 Night Vision Camera to Telesis Technologies of Taiwan for incorporation in their medical system, Spectrum 9000. These units were than resold to end-users medical facilities in Korea and Taiwan. The license was obtained on behalf of Telesis Technologies under terms of our Agent Agreement.

        Advance Technologies Inc. received the initial two pre-production Niteagle Systems from Telesis in 2002. These units have been evaluated and demonstrated to potential customers. This effort will continue into 2003.

        Employees

        The Company employs a total of three (3) employees, One of which is full time, the other two are used on a Reduced hour workweek as required. This staff reduction Is the result of economic conditions discussed in the Management Discussion Section in depth.

ITEM 2. PROPERTIES

The Company's executive offices are located in Palos Verdes Estates, California.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings known or pending against the Registrant or its subsidiary

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's Security holders through the solicitation of proxies or Otherwise, during the fiscal year ended September 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is currently trading, OTC, on the Nationals Association of Securities Dealers "Pink Sheets" with the high bid at $0.90 per share and the low bid of $0.06 per share during the last year. Additional information required by this item may be found in the Company's 2002 Financial Statements.

On September 30, 2002 there was 17,218,967 shares outstanding of registrant's common stock, at $0.001 par value. There was an additional 38,858,057 shares of Class B restricted stock.

The increase of common stock from 2,572,923 to 17,218,967 Resulted from the 30% conversion of 144 restricted stock To free trading stock. The conversion was authorized by The board of directors of Advance Technologies January 1, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REPORTS OF OPERATION

From time to time, we may publish forward-looking statements relating to matters, including anticipated financial performance business propects, the progress and goals for our research and development programs, marketing strategies, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor, a variety of factors could cause Our actual results and experience to differ materially from the Anticipated results or other expectations expressed in our Forward-looking statements. In addition, we disclaim any Intent or obligation to update those forwarding-looking statements.

When used in this discussion, the words "believes," "anticipates" "expected" "assumes" "and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to publicly release the results of any Revisions to these forward-looking statements that may be made To reflect events or circumstances after the date of this report or to Reflect the occurrence of unanticipated events.

For a more detailed description of our operations for 2002 see Item 14 Management Discussion for 2002

ITEM 7. FINANCIAL STATEMENTS.


The financial statements required by this item are included in the Company's 2000 Financial Statements and are presented in Part IV, Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING FINANCIAL
        DISCLOSURE:

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        GARY E. BALL Age 65, residing in Manhattan Beach, California is married. He attended California State University at Long Beach graduating in 1967 BSEE and MSEE, went on to perform Graduate Studies at University of Southern California. He has specialized in product design, development, and management for North American Aviation, Autonetics Division. Technical Manager in charge of the Pave Track program for Ford Aerospace. Program Manager for Northrop Electro-Mechanical in charge of business development on several classified DOD programs, including the AMRAAM effort. Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System, reporting to the President of EDSG as directed by General Motors and directed all non-core business. He is a member of NATO NIAG study group on Aircraft Integration. He has authored several articles for trade publications, the last 4 years he has provided consulting services to 10 U.S. and foreign corporations in the field of IR technology.

        GARY L. BANE Age 64, residing in Santa Barbara, California is married. He attended University of Southern California attaining BS Mechanical and Aeronautical (1960) MS Control Systems and Instrumentation (1966) MS Systems Management (1968). University of California, Los Angeles studying Deep Submergence Vehicle, Oceanography and Offshore Systems Engineering. Stanford University Executive Institute of Management of High Technology Companies. Mr. Bane is a specialist in the development and management of Deep Ocean and offshore technology projects. He recently retired from Rockwell after 30 years as director of Ocean Systems. While at Rockwell he successfully managed significant technical solutions and advanced state-of-the-art programs for a number of classified programs. He was General Manager of Interstate Electronics; Oceanic Division where he was responsible for profit and loss and R and D for offshore oil drilling and recovery projects.

        WENDY BALL Age 56, residing in Manhattan Beach, California is married. She graduated from University of Southern California, BS cum Laude. Her career has been focused on retail merchandising, where she has demonstrated exceptional skills in management, team building and communications. She is National Sales Director for Christian Lacroix New York, a wholly owned subsidiary of Louis Vitton Moet Hennessey (LVNH). She was an account executive for Carolee Jewelry for Southern California, Arizona and Utah. She was co-owner Brava Specialty Clothing Store in Redondo Beach, California.

ITEM 10. EXECUTIVE COMPENSATION

        Other  than  information   provided  in  the  Company's  2002  Financial
        Statements incorporated Herein,executive officers and directors have Received no other compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                   (1) Name and Address of           (2) Amount and Nature of         Percent of
Title of Class         Beneficial Owner                  Beneficial Ownership         Class
______________         ___________________               ____________________         ___________

Preferred              Gary E. Ball                      9,240,000 Issued  Shares     18.4
                       28 Santa Cruz Court
                       Manhattan Beach, CA 90266

Preferred              Gary L. Bane                      364,000 Issued  Shares        1.0
                       2015 Edgewater
                       Santa Barbara, CA 93109

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

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The  following  documents  are filed as part of this Form 10-KSB  Annual
        Report:

        See Attached Financial Statements: Exhibit A (16 pages)

ITEM 14. EXHIBITS, MANAGEMENT DISCUSSIONS AND OPERATIONS

        The  following  document  is filed as part of this  Form  10-KSB  Annual
        Report:

        See Attached Exhibit A (15 pages)

        See Attached Exhibit B (6 pages)

        Exhibit 99.1 - Certification

        Exhibit 99.2 - Certification

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: December 30, 2002                         Advance Technologies, Inc.
                                                (Registrant)

                                                By:/s/ GARY E. BALL
                                                   ----------------------
                                                       Gary E. Ball
                                                       President and Director

                                   EXHIBIT A







                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                           September 30, 2002 and 2001

                                 C O N T E N T S


Independent Auditor's Report..................................................13

Balance Sheets................................................................14

Statements of Operations......................................................15

Statements of Stockholders' Equity............................................16

Statements of Cash Flows......................................................19

Notes to the Financial Statements.............................................21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Advance Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Advance Technologies, Inc. (a development stage company) as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2002 and 2001 and from inception on October 1, 1985 through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a development stage company) as of September 30, 2002 and 2001 and the results of its operations and cash flows for the years ended September 30, 2002 and 2001 and from inception on October 1, 1985 through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



Chisholm & Associates
North Salt Lake, Utah
December 27, 2002



                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                  September 30,
                                                             _______________________
                                                                2002          2001
                                                             _________     _________

CURRENT ASSETS

   Cash                                                      $   1,719     $   3,515


     Total Current Assets                                        1,719         3,515
                                                             _________     _________

PROPERTY & EQUIPMENT, net                                       22,367        26,835
                                                             _________     _________

   TOTAL ASSETS                                              $  24,086     $  30,350
                                                             =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accrued Interest                                          $  23,267     $  13,007
   Advance Royalties                                            25,000        25,000
   Notes payable-officer                                        36,300        28,300
                                                             _________     _________

     Total Current Liabilities                                  84,567        66,307
                                                             _________     _________

LONG-TERM DEBT

   Line of Credit                                               85,500        85,500
                                                             _________     _________

   TOTAL LIABILITIES                                           170,067       151,807
                                                             _________     _________

STOCKHOLDERS' EQUITY

   Common stock, authorized 100,000,000 shares of
     $0.001 par value, issued and outstanding 17,218,967
      and 2,572,923 shares, respectively                        17,219         2,573
   Preferred Stock, Series A authorized 100,000,000
     shares of $0.001 par value, issued and outstanding
     38,808,057 and 50,204,102 shares, respectively             38,808        50,204
   Additional paid-in capital                                  446,496       446,496
   Retained earnings (deficit)                               $(648,504)     (620,730)
                                                             _________     _________

     Total Stockholders' Equity                               (145,981)     (121,457)
                                                             _________     _________

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  24,086     $  30,350
                                                             =========     =========


   The accompanying notes are an integral part of these financial statements.






                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                          For the period
                                                                          of entering
                                                                          Development
                                                                          Stage on
                                               For the Year Ended         October 1,
                                                 September 30,            1985 Through
                                           __________________________     September 30,
                                              2002            2001           2002
                                           ___________     __________     ______________

REVENUES                                   $    29,039     $   30,985       $   60,024
                                           ___________     __________       __________

EXPENSES:

   Depreciation & Amortization                   7,854          7,000           29,519
   Organization Costs                                -              -           11,331
   Research & Development                            -         61,500           72,750
   General and administrative                   38,699         18,625          608,962
                                           ___________     __________       __________

     Total Expenses                             46,553         87,125          722,562
                                           ___________     __________       __________

INCOME (LOSS) FROM OPERATIONS:                 (17,514)       (56,140)        (662,538)
                                           ___________     __________       __________

OTHER INCOME (EXPENSE):

   Interest Expense                            (10,260)       (10,191)         (23,267)
   Miscellaneous Income                              -         98,000           98,000
                                           ___________     __________       __________

       Total Other Income (Expense):           (10,260)        87,809           74,733
                                           ___________     __________       __________

NET INCOME (LOSS)                          $   (27,774)    $   31,669       $ (587,805)
                                           ===========     ==========       ==========


NET LOSS PER SHARE:
   Loss Per Share                          $     (0.00)    $     0.01       $    (0.55)
                                           ___________     __________       __________

   Weighted average shares outstanding      10,796,656      2,572,923        1,058,131
                                           ===========     ==========       ==========


   The accompanying notes are an integral part of these financial statements.





                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    Consolidated Statements of Stockholders'
             Equity (For the period of entering development stage on
                                 October 1, 1985
                           through September 30, 2002)


                                                                                       Deficit
                                                                                       Accumulated
                                                                                       During the
                              Common Stock        Additional                           Preferred
                            _________________      Paid-In       Stock                 Development
                            Shares     Amount      Capital       Shares     Amount     Stage
                            ______     ______     __________     ______     ______     ___________

Balance, October 1,
 1985 (beginning of
 the development

 stage)                      6,487     $    7      $ 58,161           -     $    -      $ (60,701)

Shares issued for coal
 royalties at $0.01          4,369          4         1,525           -          -              -

Shares issued for
 services at $0.25             554          1         4,849           -          -              -

Shares issued for
 services at $0.03           1,601          2         1,680           -          -              -

Shares issued for
  services at $0.25          1,274          1        11,145           -          -              -

Shares issued for
 services at $0.01           2,290          2           798           -          -              -

Shares issued for
 services at $0.25          37,203         37       325,487           -          -              -

Preferred shares
 issued for services             -          -             -      10,048      1,004              -

Preferred shares expire          -          -         1,004     (10,048)    (1,004)             -

Net loss since the
 beginning of the
 development stage
 at October 1, 1985              -          -             -           -          -       (344,001)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 1995                   53,778         54       404,649           -          -       (404,702)

Shares issued for
 services at $0.25           5,714          6        49,994           -          -              -

Rounding up of shares           (6)        (1)            -           -          -              -

Net loss for
 the year ended
 September 30, 1996              -          -             -           -          -        (50,000)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 1996                   59,486         59       454,643           -          -       (454,702)


   The accompanying notes are an integral part of these financial statements.





                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    Consolidated Statements of Stockholders'
             Equity (For the period of entering development stage on
                                 October 1, 1985
                           through September 30, 2002)
                                   (Continued)


                                                                                       Deficit
                                                                                       Accumulated
                                                                                       During the
                              Common Stock        Additional                           Preferred
                            _________________      Paid-In       Stock                 Development
                            Shares     Amount      Capital       Shares     Amount     Stage
                            ______     ______     __________     ______     ______     ___________

Balance Forward             59,486         59       454,643           -          -       (454,702)

Shares issued for
 services at $0.25             608          1         5,324           -          -              -

Net loss for
 the year ended
 September 30, 1997              -          -             -           -          -         (5,325)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 1997                   60,094         60       459,967           -          -       (460,027)

Shares issued for
 services at $0.001         12,828         13           436           -          -              -

Net loss for
 the year ended
 September 30, 1998              -          -             -           -          -           (447)
                            ______     ______      ________     _______     ______      _________

Balance September
 30, 1998                   72,922         73       460,403           -          -       (460,474)

Shares issued for
 cash at $0.01           2,500,000      2,500        22,500           -          -              -

Shares issued for
 common stock of
 SeaCrest Industries
 Corp. at $0.001                 -          -       (36,407) 50,204,102     50,204              -

Net loss for
 the year ended
 September 30, 1999              -          -             -           -          -        (90,126)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 1999                2,572,922      2,573       446,496  50,204,102     50,204       (550,600)

Net loss for
 the year ended
 September 30, 2000              -          -             -           -          -       (101,799)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 2000                2,572,922      2,573       446,496  50,204,102     50,204       (652,399)






                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                    Consolidated Statements of Stockholders'
             Equity (For the period of entering development stage on
                                 October 1, 1985
                           through September 30, 2002)
                                   (Continued)
                                                                                       Deficit
                                                                                       Accumulated
                                                                                       During the
                              Common Stock        Additional                           Preferred
                            _________________      Paid-In       Stock                 Development
                            Shares     Amount      Capital       Shares     Amount     Stage
                            ______     ______     __________     ______     ______     ___________

Balance Forward          2,572,922      2,573       446,496  50,204,102     50,204       (652,399)

Net income (loss)
 for the year ended
 September 30, 2001              -          -             -           -          -         31,669
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 2001                2,572,922      2,573       446,496  50,204,102     50,204       (620,730)

Shares issued for
 services at $0.001      3,250,000      3,250             -           -          -              -

Shares converted to
 common stock           11,396,045     11,396             - (11,396,045)   (11,396)             -

Net income (loss)
 for the year ended
 September 30, 2002              -          -             -           -          -        (27,774)
                            ______     ______      ________     _______     ______      _________

Balance, September
 30, 2002               17,218,967    $17,219      $446,496  38,858,057    $38,858      $(648,504)
                        ==========    =======      ========  ==========    =======      =========


   The accompanying notes are an integral part of these financial statements.






                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                          For the period
                                                                          of entering
                                                                          Development
                                                                          Stage on
                                               For the Year Ended         October 1,
                                                 September 30,            1985 Through
                                           __________________________     September 30,
                                              2002            2001           2002
                                           ___________     __________     ______________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                $   (27,774)    $   31,669       $ (587,805)
   Adjustments to reconcile net loss
    to net cash, provided by operations:
     Stock issued for services                   3,250              -          403,025
     Depreciation & Amortization                 7,854          7,000           29,519
     Organization Costs                              -              -           11,331
     Decrease in prepaids                            -         12,500           14,680
     Increase (Decrease) in accrued
       liabilities                              10,260        (24,100)          23,269
                                           ___________     __________       __________

       Net Cash Flows Used in Operating
       Activities                               (6,410)        27,069         (105,981)
                                           ___________     __________       __________

CASH FLOWS USED IN INVESTMENT ACTIVITIES(39

   Purchase of Equipment                        (3,386)       (10,000)         (39,386)
   Investment in Subsidiary                          -              -              286
                                           ___________     __________       __________

       Net Cash Used in Investment
       Activities                               (3,386)       (10,000)         (39,100)
                                           ___________     __________       __________

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash paid on Loan from Officer               (8,000)       (21,200)         (41,200)
   Proceeds from Loan from Officer              16,000              -           77,500
   Proceeds from Line of Credit                      -          6,000           85,500
   Proceeds from Issuance of Stock                   -              -           25,000
                                           ___________     __________       __________

       Net Cash Flows from Financing
       Activities                                8,000        (15,200)         146,800
                                           ___________     __________       __________

NET INCREASE (DECREASE) IN CASH                 (1,796)         1,869            1,719

CASH, BEGINNING OF YEAR                          3,515          1,646                -
                                           ___________     __________       __________

CASH, END OF YEAR                          $     1,719     $    3,515       $    1,719
                                           ===========     ==========       ==========





                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                                          For the period
                                                                          of entering
                                                                          Development
                                                                          Stage on
                                               For the Year Ended         October 1,
                                                 September 30,            1985 Through
                                           __________________________     September 30,
                                              2002            2001           2002
                                           ___________     __________     ______________

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash Paid for:
     Interest                              $         -     $        -       $        -
     Taxes                                 $         -     $        -       $        -

SUPPLEMENTAL NON-CASH INFORMATION

   During December 2001, the Company issued 3,250,000 shares of common stock for services valued at $3,250 (or $.001 per share).

   During the year ending September 30, 2002, a total of 11,396,045 shares of preferred stock were converted to common stock.


   The accompanying notes are an integral part of these financial statements.



                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The Company was organized under the laws of the state of Delaware on June 16, 1969 as PWB Industries, Inc. On November 10, 1975, the Company changed its name to Sun Energy, Inc. At that time, the Company began operations in the oil and gas lease industry. By 1985, the Company discontinued its operations and became dormant. On March 6, 1996, the Company attempted a merger which failed. On August 23, 1997, the Company changed its name to Advance Technologies, Inc. and changed its place of domicile to from Delaware to Nevada.

              On September 27, 1999, pursuant to a plan of acquisition, the Company exchanged 50,204,102 shares of its Seris "A" preferred stock for 50,204,102 shares of SeaCrest Industries Corporation's common stock. This acquisition has been accounted for using the purchase method of a business combination.

              The Company is currently engaged in the development of a night vision system with applications in the military as well as civil. The Company has an agreement with a Taiwan company wherein they are jointly developing the night vision system for use in Class A coaches. The Company is also involved in the development of other Electro-optical mechanical devices.

              b.  Accounting Method

              The Company recognizes income and expenses on the accrual basis of accounting.

              c.  Consolidation

              The consolidated financial statement include the accounts of Advanced Technologies, Inc. and SeaCrest Industries Corporation, a wholly owned subsidiary. Intercompany transactions have been eliminated.

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.




                                                                          From
                                                                          Inception on
                                              For the Years Ended         October 1,
                                                 September 30,            1985 Through
                                           __________________________     September 30,
                                              2002            2001           2002
                                           ___________     __________     _____________

              Numerator - net loss         $   (27,774)    $  (31,669)    $ (587,805)

              Denominator - weighted
               average number of shares
               outstanding                  10,796,656      2,572,923      1,058,131
                                           ===========     ==========     ==========


              Loss per share               $     (0.00)    $     0.01     $    (0.55)
                                           ===========     ==========     ==========


              f.  Provision for Income Taxes

              No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $631,700 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 20004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

              Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

              Deferred tax assets and the valuation account is as follows at September 30, 2002 and 2001.

                                                 September 30,
                                           __________________________
                                              2002            2001
                                           ___________     __________
              Deferred tax asset:
                 NOL carryforward          $   214,700     $  205,000
              Valuation allowance             (214,700)      (205,000)
                                           ___________     __________
              Total                        $         -     $        -
                                           ===========     ==========

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

              h.  Revenue Recognition

              The Company has received revenue pursuant to an agent agreement which allows the Company to receive fixed monthly service fees, and to bill for additional services provided. The Company records revenues when the services are performed. The Company has recognized $-0- and $31,669 in revenues for services performed in connection with this agreement for the years ended September 30, 2002 and 2001.

              The Company is also entitled to reimbursement for various expenses associated with the development fo its night vision technology pursuant to the joint venture agreement with the Taiwan company. These reimbursements are recorded as miscellaneous income when received. The Company recognized miscellaneous income of $ -0- and $98,000 during the fiscal years 2002 and 2001 from reimbursement received from the joint venture partner.

NOTE 2 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE 3 -      DEVELOPMENT STAGE COMPANY

              The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 4 -      PROPERTY & EQUIPMENT

              Property & Equipment consists of the following at September 30, 2002 and 2001:

                                                     September 30,
                                                 _____________________
                                                   2002         2001
                                                 ________     ________

              Equipment                          $ 39,386     $ 36,000
              Less: Accumulated Depreciation      (17,019)      (9,165)
                                                 ________     ________

              Net Property & Equipment           $ 22,367     $ 26,835
                                                 ========     ========

              Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in the results of operations.

              The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the years ended September 30, 2002 and 2001 are $7,854 and $7,000.

NOTE 5 -      ADVANCED ROYALTIES

              SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances. These royalty revenues have been deferred until future revenue streams occur, if any actually do occur, and these royalty revenues have been recorded as a liability.

NOTE 6 -      RELATED PARTY TRANSACTIONS

              As of September 30, 2002,the Company owes an officer the Company $36,300 for loans made. This note payable-officer is considered a current liability with no provision for interest.

NOTE 7 -      LINE OF CREDIT

              The Company has negotiated a Line of Credit with a corporation, wherein the Company has a credit limit of $125,000. This line accrues 12.0% interest annually and is due January 1, 2004. As of September 30, 2002, the Company has borrowed a total of $85,500. For the year ended September 30, 2002, the Company recorded $10,260 in interest expense. As of September 30, 2002, the Company has accrued interest totaling $23,267.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 8 -      COMMON STOCK

              During December 2001, the Company issued 3,250,000 shares of previously authorized but unissued common stock for consulting services for $3,250 (or $.001 per share).

              During the year ended September 30, 2002, 11,396,045 shares of preferred stock were converted to common stock.

                                   EXHIBIT B


                           Advance Technologies Inc.
                       Management Discussion and Analysis
                            Year End, September 2002


MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         Advance Technologies Inc. ("AVTX") is a developer of infrared (IR) Enhanced Vision technology for commercial solutions and applications. The Company engages in advance development activities and through strategic business arrangements AVTX utilizes OEM suppliers and major system corporations to form strategic business associations. This unique business model combines the strength of our organization with the prior capital investment of the OEMs and the in place established marketing and sales organization of the System Integrator. Our ability to bridge advance IR technology into application-specific markets shortens the development-to-market cycle and associated high investment risks of this enterprise.

Business Overview

         The tragic events of September 11, 2001 has produced economic and bureaucratic shock waves that has had a direct effected on AVTX and our strategic plans. The effect has been most notable in the decline of the price of our common stock in recent months reflecting the general slow down that has effected our markets.

         The aftermath of 9-11 has effected Corporations such as Advance Technologies Inc. through our significant involvement in Infrared Technology, which is a controlled and regulated technology by the US Government. Since AVTX is exclusively involved in commercial applications, and all of the technologies we employ are considered "dual use technology" (military and commercial), the governments restrictions have had little effect on the scope and direction of our strategic plans. Thus, our plans for future products has not materially changed. But, the government has imposed new requirements on Corporation like AVTX to prove our system applications meet the commodity juristion regulations (commercial non-military end-use) to the Department of State through compliance to the International Traffic in Arms Regulation (ITAR), 22 CFR 120-130. This burden of compliance has both lengthen and complicated the approval process. This has contributed to a slow down thus effecting our rate of progress.

         ATI entered into an agreement with an off-shore OEM strategic partner Telesis Electronics September of 2000, a Taiwanese privately held corporation. Under the terms of this agreement ATI is developing IR systems in conjunction with Telesis for sale in the USA as well as other foreign markets. Export licenses are required to provide critical components for this work. Approval for these licenses are taking more than a year to obtain. Furthermore additional end-user restrictions are being imposed complicating and lengthening the process. This same activity in the past took less than 6 months prior to 9-11, with far less paper work and disclosure documents.

         The second event that has had an impact on AVTX stock has been the authorization of a 30% of conversion of Advance Technology Preferred stock into ATI common stock by the shareholder of record provided the holding period has been met.

The resulting action has been to increase the number of shares of common stock in the market (float), which under normal circumstances produces some degree of pressure on the stock. This process of moving from a development Corporation with restricted 144 stock to a fully free trading corporation is a common but necessary growing pain of the maturation process.

         ATI's management is recommending to the Board of Directors that the 50% of the remain balance of the Preferred Stock be released for conversion to Common Stock on June 1, 2003. It is our opinion that it is a good time to authorize the conversion of additional preferred shares to common stock. This opinion is based upon several factors. First, the present depressed value of the stock is viewed as under-valued in our opinion, when our potential is taken into consideration. Second, there is a need to continue an orderly process for the conversion of the preferred to common stock. And lastly, we are optimistic that profitability will be achieved in 2003 and beyond. The positive prospects in 2003 will help to offset the effect of additional dilution, which we believe AVTX can form a base for future growth.


Enhanced Vision Activities

         Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

         The License Agreement between Advance Technologies and Kollsman Instruments covers the transfer of proprietary intellectual property owned by Advance Technology. The data package consisted of technical, industrial, marketing, and FAA regulatory knowledge to facilitate the development of the IR EVS and subsequent FAA certification. Included as part of, but specifically partition within the Agreement is an option for Kollsman to use a Hughes Aircraft patent that was licensed to Advance Technologies in 1996. Kollsman elected to proceed forward with an IR EVS system based upon the content of the License Agreement, but without incorporating the Hughes Aircraft patent. There has been concerns expressed that the lack of inclusion of the Hughes Patent could in some way effect ATI our future revenue.

         ATI provided the Hughes patent to Kollsman on a sub-license agreement approved by Hughes Aircraft. In the sub-license agreement ATI provided the right to use the Hughes Aircraft license on a zero dollar ($0) mark up, passing the Hughes royalties through 1:1 with no increase. As a result, royalties due to ATI under the License Agreement are unaffected by either the use or non-use of the Hughes Patent.

         At the time of the decision by Kollsman to proceed forward without using the Hughes Patent in the development, ATI was fully consulted and agreed with the interim approach selected by Kollsman. The need to move forward quickly was deemed to be more important than a desire to produce a more robust performing system at that time. This decision to move forward as quickly as possible was a good business decision that has allowed us to reach the market sooner than our competition.

         ATI believes that the long term EVS will need to incorporate advance optical techniques to achieve the performance level dictated by the more difficult and demanding passenger carrying commercial aviation markets (FAA Part -121 & Part -135 operations). ATI has maintained our advance concept developments using both the Hughes Aircraft patent and other proprietary techniques. Under the License Agreement with Kollsman, ATI is obligated to offer these improvements to Kollsman as a first right of refusal. A provision in our agreement that ATI has fully comply with. We believe assisting in the development of a competing system to Kollsman would not be in the best interest of AVTX or our shareholders under current and foreseeable conditions.

         ATI and Kollsman had discussed working on an Advanced EVS based upon ATI's proprietary technology. Kollsman has taken an action to look into providing ATI with certain hardware items to support ATI's internal activities on the Advance System development. As of September no progress has been made on this program.

         Kollsman has issued the quarterly report required under the License Agreement to ATI stating eleven (11) EVS have been delivered to their customer. The definition of a delivered EVS system, is when Kollsman receives payment for the delivered system the system is considered at that time to have been sold. The time between Kollsman initial delivery to the aircraft supplier and the final sell off was initially taking 10-12 weeks. The time in the pipeline has been decreased to 4-6 weeks, as the integration team becomes more experienced and the rate of delivery increased. The following table was constructed from the data provided by Kollsman.

                 UNITS DELIVERED & SOLD VERSUS 2002 (QUARTERLY)

                           INITIAL DELIVERY       UNITS SOLD         ACCUMATIVE

         1st Qt. 2002              2                  0                   0
         2nd Qt  2002              7                  5                   5
         3rd Qt. 2002             14                  6                  11
         4th Qr. 2002              -                  -

         The delivery rates are increasing as Kollsman ramps up production. Kollsman has released no information on their future production plans. Their end user continues to expand the application to additional aircraft through certification activity with the FAA. This will serve to increase the EVS market. No information has been released by either party at this time on the details or the likely effect of this activity on the overall EVS market.

         The License Agreement (July 1997) between Kollsman and ATI has a royalty schedule that was specifically tailored to achieve two key elements (1) for rapid recovery of the development investment and (2) maximize long term profits to ATI predicated upon a large EVS market. Under the provisions that implement this strategy the initial production units are royalty free. The royalty per unit increases in four discrete steps to a maximum value per unit.

         Kollsman Instruments released a PRESS RELEASE in September 2002, titled, KOLLMAN'S ENHANCED VISION SYSTEM PRODUCTLINE EXPAND. The Press Release announced the introduction of a "new reduced performance EVS version" called Night Window TM, a low cost derivative of the high performance Kollsman's "All-weather Window" system. The expansion of Kollsman into the higher volume, lower cost EVS market has been anticipated by Advance Technologies. This market is larger and is more accessible from an FAA certification standpoint.

         Kollsman has not released any additional information with regard to application, host platforms, or future sales. As this information become available, or creditable projections are made by independent sources, Advance Technologies will make appropriate announcements.

         ATI and Telesis Technologies signed an EVS agreement, which designates Telesis Technologies as our EVS representative for Far East opportunities. This agreement gives Telesis the right to present limited information on EVS and the benefit that EVS can provide to civil aviation. Discussions by Telesis in the Far East has provided no specific opportunity to date.

       Honeywell Technology License

         Honeywell provided ATI initial terms for a "field application" and/or "market use" of their Micro-bolometer technology. The terms and conditions have been evaluation by ATI and our partner Telesis. It appears the terms are reasonable based upon assumptions on the price and availability of a low cost import from Taiwan. This product will not be available until first quarter of 2003, therefore the need to finalize an agreement with Honeywell has been delayed until first or second quarter of 2003.

      NITEAGLE(TM)

         Telesis Technologies had provided two preproduction units for market evaluation and product finalization. Tests have been completed and detailed technical specifications of the production product completed. This process included the review and incorporation of technical advancements that have occurred in the last 18 months. The baseline configuration is up to date with the latest advancements to ensure that our economic base is solid and will not be obsoleted with near term improvements. The rapid pace of these improvements has been an impediment to finalizing the system and coming to market.

         Meetings in September were conducted with the ATI-Telesis team meeting with our potential launch customer (OEM RV supplier) and a key IR supplier in the USA. With the present ITAR restriction levied by the Department of State, ATI & Telesis concluded the initial production of the restricted IR technology should be performed in the USA, while the balance of the unrestricted hardware would be imported from the Far East. The meetings exceeded our expectations, and the product near term viability received a strong boost. Our business model was validated and our cost model is meeting our expectations. As always we retain back up and contingency plans to cover the unknown to the extent the unknown can be anticipated.

         The preliminary plan to launch the Niteagle project has been prepared and submitted to Telesis Electronics Board of Directors for approval. ATI has preciously approved the initial plan. We expect approval prior to the end of this year and to initiate the most next and most critical phase, a broad agreement that includes ATI, Telesis, The exclusive launch customer, and our USA IR supplier. .

      Spectrum 9000, Medical Equipment

         ATI continues to provide export license support under a time & service reimbursement agreement with Telesis Technologies. Telesis has not announced a date for introduction of the Spectrum 9000 into the US market. Additional discussions and meeting with medical equipment experts in the USA. ATI believes that Telesis will become activity in the US market in 2003, and what role ATI will play in that activity has not been determined.

     Development Projects

         Advance Technologies Inc. continues development activities on new Infrared systems for commercial markets. These projects cannot be forecast with any degree of certainty and all strategic partnerships or business arrangements remain confidential until such time as a formal announcement is appropriate without compromising the development plan and/or the application market.

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