Form 10QSB
period 2002-12-31
ADVANCE TECHNOLOGIES INC
filed 2003-02-14
CIK 1081944

[Disclosure Company Logo]

                            ADVANCE TECHNOLOGIES INC


                               Filing Type:  10-QSB
                               Description:  N/A
                               Filing Date:  12/31/02



                                    Ticker:  AVTX
                                     CUSIP:  00750Y
                                     State:  CA
                                   Country:  US
                               Primary SIC:  3812
                          Primary Exchange:  OTH
                   Billing Cross Reference:
                              Date Printed:  01/28/03

                                TABLE OF CONTENTS
                              CREATED BY DISCLOSURE


                                 Filing Sections

               TO JUMP TO SECTION, CLICK ON HYPERTEXT PAGE NUMBER

Document.....................................................................1
Base.........................................................................1
Cover Page...................................................................1
Financial Statement Item.....................................................2
Financial Statements.........................................................2
Balance Sheet................................................................2
Income Statement.............................................................4
Cash Flow Statement..........................................................4
Financial Footnotes..........................................................6
Management Discussion........................................................7
Signatures...................................................................8

                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

                                       Or

          { } Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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
(State or other jurisdiction           (I.R.S. Employer
Incorporation or organization)        Identification No.)

                            716 Yarmouth Rd Suite 215
                         Palos Verdes Estates, CA 90274
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (310) 265-7776

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such that the registrant was Required to file such reports), and (2) has shorter period been subject to Such filing requirements for the past 90 days.
Yes {X}  No {  }

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY.

Indicate by check whether the registrant has filed all documents And report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities Under a plan confirmed by a court.

Yes {  }  No {  }

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2001, approximately 17,218,967 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of December 31, 2001, approximately 38,858,057 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

ITEM 1.   FINANCIAL STATEMENTS












                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2002
















                                                 Chisholm & Associates, CPA
                                                 PO Box 540216
                                                 North Salt Lake, UT 84054
                                                 Tel: (801) 292-8756


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                     ASSETS
                                                         December 31,          September 30,
                                                             2002                  2002
                                                        ----------------      ----------------
                                                          (Unaudited)
Current Assets
  Cash                                                         $  3,262             $   1,719
                                                        ----------------      ----------------

Total Current Assets                                              3,262                 1,719
                                                        ----------------      ----------------

Property & Equipment, Net                                        20,403                22,367
                                                        ----------------      ----------------

    Total Assets                                              $  23,665             $  24,086
                                                        ================      ================


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                            $  25,832             $  23,267
  Note Payable - Officer                                         25,000                25,000
  Advance Royalties                                              36,300                36,300
                                                        ----------------      ----------------

Total Current Liabilities                                        87,132                84,567
                                                        ----------------      ----------------

Long Term Liabilities
  Line of Credit                                                 90,000                85,500
                                                        ----------------      ----------------

Total Long Term Liabilities                                      90,000                85,500
                                                        ----------------      ----------------

    Total Liabilities                                           177,132               170,067
                                                        ----------------      ----------------

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of
    $.001 Par Value, Issued and Outstanding
    17,218,967 shares                                            17,219                17,219
  Preferred Stock, Series A Authorized 100,000,000
    Shares of $.001 Par Value, Issued and Outstanding
    38,858,057 Shares                                            38,858                38,858
  Additional Paid in Capital                                    446,446               446,446
  Deficit Accumulated During the Development Stage             (655,990)             (648,504)
                                                        ----------------      ----------------

Total Stockholders' Equity                                     (153,467)             (145,981)
                                                        ----------------      ----------------

    Total Liabilities and Stockholders' Equity                $  23,665             $  24,086
                                                        ================      ================

                 Notes to the Consolidated Financial Statements
                                December 31, 2002




GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2002.

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

Business Over-view

     The tragic events of September 11, 2001 has produced economic and bureaucratic shock waves that has had a direct effected on AVTX and our strategic plans. The effect has been most notable in the decline of the price of our common stock in recent months reflecting the general slow down that has effected our markets.

     The aftermath of 9-11 has effected Corporations such as Advance Technologies Inc. through our significant involvement in Infrared Technology, which is a controlled and regulated technology by the US Government. Since AVTX is exclusively involved in commercial applications, and all of the technologies we employ are considered "dual use technology" (military and commercial), the governments restrictions have had little effect on the scope and direction of our strategic plans. Thus, our plans for future products has not materially changed. But, the government has imposed new requirements on Corporation like AVTX to prove our system applications meet the commodity juristition regulations (commercial non-military end-use) to the Department of State through compliance to the International Traffic in Arms Regulation (ITAR).

     ATI entered into an agreement with an off-shore OEM strategic partner Telesis Electronics September of 2000, a Taiwanese privately held corporation. Under the terms of this agreement ATI is developing IR systems in conjunction with Telesis for sale in the USA as well as other foreign markets. Export licenses are required to provide critical components for this work. Approval for these licenses are taking more than a year to obtain. In October 2002, We were notified our second export license for 35 systems was approved. Telesis has been notified, and we are waiting for instruction from Telesis on the business mechanics of payment, scheduling, and compliance information.

Enhanced Vision Activities

     Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

     Kollsman has issued the quarterly report required under the License Agreement to ATI stating eleven (11) EVS have been delivered to their customer.

                  UNITS DELIVERED & SOLD VERSUS 2002 (QUARTERLY)

                           INITIAL DELIVERY     UNITS SOLD         TOTAL

         1ST QT. 2002                 2             0                0
         2ND QT  2002                 7             5                5
         3RD QT. 2002                14             6               11
         4TH QR. 2002                23            17               28
         TOTAL 2002                  45            28

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

      NITEAGLETM

     Telesis Technologies had provided two preproduction units for market evaluation and product finalization. Tests have been completed and detailed technical specifications of the production product completed. This process included the review and incorporation of technical advancements that have occurred in the last 18 months. The baseline configuration is up to date with the latest advancements to ensure that our economic base is solid and will not be obsolete with near term improvements. The rapid pace of these improvements has been an impediment to finalizing the system and coming to market.

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

     The preliminary plan to launch the Niteagle project has been prepared and submitted to Telesis Electronics Board of Directors for approval. ATI has preciously approved the initial plan. We had expected approval prior to the end of this year and to initiate the most next and most critical phase, a broad agreement that includes ATI, Telesis, The exclusive launch customer, and our USA IR supplier. Delays with our US supplier has delayed the decision to proceed. It is unclear at this time, when we will be able to resolve present business issues..

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

Date: February 12, 2002                   Advance Technologies, Inc.
                                          (Registrant)

                                          By: /s/GARY E. BALL
                                             ----------------------------
                                                 Gary E. Ball
                                                 President and Director