Form 10QSB/A
period 2002-12-31
ADVANCE TECHNOLOGIES INC
filed 2003-02-25
CIK 1081944

[Disclosure Company Logo]

                            ADVANCE TECHNOLOGIES INC


                               Filing Type:  10-QSBA
                               Amendment:    Number 1
                               Description:  N/A
                               Filing Date:  12/31/02



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

Document.....................................................................1
Base.........................................................................1
Cover Page...................................................................1
Financial Statement Item.....................................................2
Financial Statements.........................................................2
Balance Sheet................................................................3
Income Statement.............................................................4
Cash Flow Statement..........................................................5
Financial Footnotes..........................................................6
Management Discussion........................................................7
Signatures...................................................................8

                                   FORM 10 QSB/A
                                 Amendment No. 1

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
                                                        ================      ================

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the three        For the three      From inception on
                                                months ended        months ended       October 1, 1985
                                                December 31,        December 31,       thru December 31,
                                                    2002                2001                   2002
                                              -----------------   ------------------   ----------------------
Revenues                                              $  1,648             $ 17,447               $   61,672

Operating Expenses
  Depreciation & Amortization                            1,964                    -                31,483.00
  Oranization Costs                                          -                    -                11,331.00
  Research & Development                                     -                    -                   72,750
  General & Administrative                               4,605               14,795                  613,567
                                              -----------------   ------------------   ----------------------

    Total Operating Expenses                             6,569               14,795                  729,131
                                              -----------------   ------------------   ----------------------

Operating Income (Loss)                                 (4,921)               2,652                 (667,459)
                                              -----------------   ------------------   ----------------------

Other Income (Expense)
   Miscellaneous Income                                      -                    -                   98,000
   Interest Expense                                     (2,565)             (10,565)                 (25,832)
                                              -----------------   ------------------   ----------------------

    Total Other Income (Expense)                        (2,565)             (10,565)                  72,168
                                              -----------------   ------------------   ----------------------

Net Income (Loss)                                     $ (7,486)            $ (7,913)              $ (595,291)
                                              =================   ==================   ======================

Net Income (Loss) Per Share                           $  (0.00)            $  (0.00)              $    (0.46)
                                              =================   ==================   ======================

Weighted Average Shares Outstanding                 17,218,967            2,572,923                1,294,131
                                              =================   ==================   ======================


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From inception
                                                                          For the three months ended     inception on
                                                                              December 31,              October 1, 1985
                                                                      ------------------------------         thru
                                                                                                        December 31,
                                                                         2002              2001             2002
                                                                      ------------     -------------   ----------------
Cash Flows from Operating Activities

  Net Income (Loss)                                                      $ (7,486)         $ (7,913)        $ (595,291)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                            1,964             1,833             31,483
     Stock Issued for Services                                                  -                 -            403,025
     Organization Costs                                                         -                 -             11,331
     Decrease in Prepaids                                                       -                 -             14,680
  Change in Assets and Liabilities
     Increase in Deferred Income                                                -                 -                  -
     Increase (Decrease) in Accounts Payable and Accrued Expenses           2,565             2,565             25,834
                                                                      ------------     -------------   ----------------

  Net Cash Provided(Used) by Operating Activities                          (2,957)           (3,515)          (108,938)
                                                                      ------------     -------------   ----------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                      -                 -                286
  Purchase of Equipment                                                         -                 -            (39,386)
                                                                      ------------     -------------   ----------------

  Net Cash Provided (Used) by Investing Activities                              -                 -            (39,100)
                                                                      ------------     -------------   ----------------

Cash Flows from Financing Activities
  Payments for Officer Loan                                                     -                 -            (41,200)
  Proceeds from Officer Loan                                                    -                 -             77,500
  Proceeds from Line of Credit                                              4,500                 -             90,000
  Proceeds from Issuance of Stock                                               -                 -             25,000
                                                                      ------------     -------------   ----------------

  Net Cash Provided(Used) by Financing Activities                           4,500                 -            151,300
                                                                      ------------     -------------   ----------------

Increase (Decrease) in Cash                                                 1,543            (3,515)             3,262
                                                                      ------------     -------------   ----------------

Cash and Cash Equivalents at Beginning of Period                            1,719             3,515                  -
                                                                      ------------     -------------   ----------------

Cash and Cash Equivalents at End of Period                               $  3,262          $      -         $    3,262
                                                                      ============     =============   ================

Cash Paid For:
  Interest                                                               $      -          $  8,000         $        -
                                                                      ============     =============   ================
  Income Taxes                                                           $      -          $      -         $        -
                                                                      ============     =============   ================

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

Date: February 25, 2002                   Advance Technologies, Inc.
                                          (Registrant)

                                          By: /s/GARY E. BALL
                                             ----------------------------
                                                 Gary E. Ball
                                                 President and Director