Form 10QSB/A
period 2002-12-31
ADVANCE TECHNOLOGIES INC
filed 2003-03-03
CIK 1081944

[Disclosure Company Logo]

                            ADVANCE TECHNOLOGIES INC


                               Filing Type:  10-QSBA
                               Amendment:    Number 2
                               Description:  N/A
                               Filing Date:  12/31/02



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

Document......................................................................1
Base..........................................................................1
Cover Page....................................................................1
Financial Statement Item......................................................2
Financial Statements..........................................................2
Balance Sheet.................................................................3
Income Statement..............................................................4
Cash Flow Statement...........................................................5
Financial Footnotes...........................................................6
Management Discussion.........................................................7
Signatures....................................................................9
Certifications...............................................................10

                                   FORM 10 QSB/A
                                 Amendment No. 2

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

                For the quarterly period ended December 31, 2002

                                       Or

          { } Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


             For the transition period____________to_______________


                         Commission file number 0-27175


                           ADVANCE TECHNOLOGIES, INC.
             ______________________________________________________
             (Exact name or registrant as specified in its charter)


         Nevada                                                  95-4755369
______________________________                               ___________________
(State or other jurisdiction                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)


                            716 Yarmouth Rd Suite 215
                         Palos Verdes Estates, CA 90274
                    ________________________________________
                    (Address of principal executive offices)

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

Date: February 25, 2003                   Advance Technologies, Inc.
                                          (Registrant)

                                          By: /s/ GARY E. BALL
                                             ----------------------------
                                                  Gary E. Ball
                                                  President and Director

                                 CERTIFICATIONS


I, Gary E. Ball, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Advance Technologies Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 27, 2003


                                              /s/ GARY E. BALL
                                              __________________________________
                                                  Gary E. Ball
                                                  President