Form 10QSB
period 2003-03-31
ADVANCE TECHNOLOGIES INC
filed 2003-05-14
CIK 1081944

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

As of March 31, 2003, approximately 22,766,517 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

As of March 31, 2003, approximately 38,748,857 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

ITEM 1.   FINANCIAL STATEMENTS







                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2003










                                          Chisholm & Associates, CPA
                                              PO Box 540216
                                          North Salt Lake, UT 84054
                                              Tel: (801) 292-8756

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                      ASSETS
                                                                                    March 31,           September 30,
                                                                                      2003                   2002
                                                                                -----------------      -----------------
                                                                                  (Unaudited)
Current Assets
  Cash                                                                          $             11       $          1,719
                                                                                -----------------      -----------------

Total Current Assets                                                                          11                  1,719
                                                                                -----------------      -----------------

Property & Equipment, Net                                                                 18,439                 22,367
                                                                                -----------------      -----------------

    Total Assets                                                                $         18,450       $         24,086
                                                                                =================      =================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                                              $         28,397       $         23,267
  Note Payable - Officer                                                                  25,000                 25,000
  Advance Royalties                                                                       37,300                 36,300
                                                                                -----------------      -----------------

Total Current Liabilities                                                                 90,697                 84,567
                                                                                -----------------      -----------------

Long Term Liabilities
  Line of Credit                                                                          90,000                 85,500
                                                                                -----------------      -----------------

Total Long Term Liabilities                                                               90,000                 85,500
                                                                                -----------------      -----------------

    Total Liabilities                                                                    180,697                170,067
                                                                                -----------------      -----------------

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 17,218,967 shares                                              17,219                 17,219
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 38,858,057 Shares                                   38,858                 38,858
  Additional Paid in Capital                                                             446,446                446,446
  Deficit Accumulated During the Development Stage                                      (664,770)              (648,504)
                                                                                -----------------      -----------------

Total Stockholders' Equity                                                              (162,247)              (145,981)
                                                                                -----------------      -----------------

    Total Liabilities and Stockholders' Equity                                  $         18,450       $         24,086
                                                                                =================      =================



                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                          For the six    For the six   For the three  For the three From inception on
                                          months ended   months ended   months ended   months ended  October 1, 1985
                                          March 31,        March 31,    March 31,      March 31,     thru March 31,
                                             2003           2002          2003           2002             2003
                                         -------------------------------------------  ------------- -----------------

Revenues                                 $      1,648    $   17,447    $         -    $         -    $       61,672

Operating Expenses
  Depreciation & Amortization                   3,928             -          1,964              -         33,447.00
  Oranization Costs                                 -             -              -              -         11,331.00
  Research & Development                            -             -              -              -            72,750
  General & Administrative                      8,856        27,322          4,251         12,527           617,818
                                         -------------   -----------   ------------   ------------   ---------------

    Total Operating Expenses                   12,784        27,322          6,215         12,527           735,346
                                         -------------   -----------   ------------   ------------   ---------------

Operating Income (Loss)                       (11,136)       (9,875)        (6,215)       (12,527)         (673,674)
                                         -------------   -----------   ------------   ------------   ---------------

Other Income (Expense)
   Miscellaneous Income                             -             -              -              -            98,000
   Interest Expense                            (5,130)      (13,130)        (2,565)        (2,565)          (28,397)
                                         -------------   -----------   ------------   ------------   ---------------

    Total Other Income (Expense)               (5,130)      (13,130)        (2,565)        (2,565)           69,603
                                         -------------   -----------   ------------   ------------   ---------------

Net Income (Loss)                        $ (16,266.00)   $  (23,005)   $    (8,780)   $   (15,092)   $     (604,071)
                                         =============   ===========   ============   ============   ===============

Net Income (Loss) Per Share              $      (0.00)   $    (0.01)   $     (0.00)   $     (0.01)   $        (0.40)
                                         =============   ===========   ============   ============   ===============

Weighted Average Shares Outstanding        17,218,967     2,572,923     17,218,967      2,572,923         1,518,424
                                         =============   ===========   ============   ============   ===============


                                                ADVANCE TECHNOLOGIES, INC.
                                              (a Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                                            From inception
                                                                                                             inception on
                                                                            For the six months ended        October 1, 1985
                                                                                     March 31,                    thru
                                                                     -------------------------------------
                                                                                                               March 31,
                                                                           2003               2002               2003
                                                                     -----------------  ------------------  ---------------

Cash Flows from Operating Activities

  Net Income (Loss)                                                  $        (16,266)  $         (23,005)  $     (604,071)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                3,928               3,633           33,447
     Stock Issued for Services                                                      -                   -          403,025
     Organization Costs                                                             -                   -           11,331
     Decrease in Prepaids                                                           -                   -           14,680
  Change in Assets and Liabilities                                                  -                   -                -
     Increase in Deferred Income                                                    -                   -                -
     Increase (Decrease) in Accounts Payable and Accrued Expenses               5,130               5,130           28,399
                                                                     -----------------  ------------------  ---------------

  Net Cash Provided(Used) by Operating Activities                              (7,208)            (14,242)        (113,189)
                                                                     -----------------  ------------------  ---------------

Cash Flows from Investing Activities
  Investment in Subsidiary                                                          -                   -              286
  Purchase of Equipment                                                             -                   -          (39,386)
                                                                     -----------------  ------------------  ---------------

  Net Cash Provided (Used) by Investing Activities                                  -                   -          (39,100)
                                                                     -----------------  ------------------  ---------------

Cash Flows from Financing Activities
  Payments for Officer Loan                                                         -                   -          (41,200)
  Proceeds from Officer Loan                                                    1,000              11,500           78,500
  Proceeds from Line of Credit                                                  4,500                   -           90,000
  Proceeds from Issuance of Stock                                                   -                   -           25,000
                                                                     -----------------  ------------------  ---------------

  Net Cash Provided(Used) by Financing Activities                               5,500              11,500          152,300
                                                                     -----------------  ------------------  ---------------

Increase (Decrease) in Cash                                                    (1,708)             (2,741)              11
                                                                     -----------------  ------------------  ---------------

Cash and Cash Equivalents at Beginning of Period                                1,719               3,515                -
                                                                     -----------------  ------------------  ---------------

Cash and Cash Equivalents at End of Period                           $             11   $             774   $           11
                                                                     =================  ==================  ===============

Cash Paid For:
  Interest                                                           $              -   $           8,000   $            -
                                                                     =================  ==================  ===============
  Income Taxes                                                       $              -   $               -   $            -
                                                                     =================  ==================  ===============

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2003



GENERAL

Advance Technologies, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2002.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN  OF OPERATIONS

Advance Technologies Inc. ("AVTX") is a developer of infrared (IR) Enhanced Vision technology for commercial solutions and applications. The Company engages in advance development activities and through strategic business arrangements AVTX utilizes OEM suppliers and major system corporations to form strategic business associations. This unique business model combines the strength of our organization with the prior capital investment of the OEMs and the in place established marketing and sales organization of the System Integrator. Our ability to bridge IR technology into application-specific markets shortens the development-to-market cycle and the investment risk.

Advance Technologies has entered into a licensing agreement with Kollsman, Inc in 1997., which has incorporated the Company's technology into an Enhanced Vision System ("EVS") for use with Gulfstream Aerospace aircraft. The Kollsman EVS has board applicability to commercial aviation.

BUSINESS OVERVIEW

The tragic events of September 11, 2001 has produced economic and bureaucratic shock waves that has had a direct effected on AVTX and our strategic plans. The effect has been most notable in the decline of the price of our common stock in the last year reflecting the general slow down of our markets.

The aftermath of 9-11 additionally effected Advance Technologies Inc. because of our involvement in Infrared Technology, a technology regulated by the US Government. Since AVTX is exclusively involved in commercial applications, and all of the technologies we employ are considered "dual use technology" (military and commercial), our government's restrictions have had little effect on the scope and direction of our strategic plans. Thus, our plans for future products has not materially changed. But, our government's new requirements to ensure our applications meet the commodity jurisdiction regulations and are compliant to the International Traffic in Arms Regulation (ITAR) have slowed our growth.

ATI entered into an agreement with an off-shore OEM strategic partner Telesis Electronics September of 2000, a Taiwanese privately held corporation. Under the terms of this agreement ATI is developing IR systems in conjunction with Telesis for sale in the USA as well as other foreign markets. Export licenses are required to provide critical components for this work. Approval for these licenses are taking more than a year to obtain. In October 2002, We were notified our second export license for 35 systems was approved, which is valid for two (2) years. Telesis has been notified, and we are waiting for instruction from Telesis on the business mechanics of payment, scheduling, and compliance information.

ENHANCED VISION ACTIVITIES

Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

Kollsman has issued the quarterly report required under the License Agreement to ATI stating xxxxxxx (xx) EVS have been delivered to their customer during this quarter.

                      UNITS DELIVERED & SOLD PER QUARTER

                  INITIAL DELIVERY      UNITS SOLD      TOTAL

1ST QT. 2002              2                  0             0
2ND QT  2002              7                  5             5
3RD QT. 2002             14                  6            11
4TH QT. 2002             23                 17            28
1ST QT. 2003             YY                 YY            YY

TOTAL                    45                 28

The delivery rates are increasing as Kollsman ramps up production. Kollsman has released no information on future production plans. Their Gulfstream customer continues to expand the application to additional aircraft through certification activity with the FAA. This will serve to increase and extend the EVS market.

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

ATI and Telesis Technologies signed an EVS agreement, which designates Telesis Technologies as our EVS representative for Far East opportunities. This agreement gives Telesis the right to present limited information on EVS and the benefit that EVS can provide to civil aviation. Discussions by Telesis in the Far East has yielded no specific opportunities to date.

HONEYWELL TECHNOLOGY LICENSE

Honeywell provided ATI initial terms for a "field application" and/or "market use" of their Micro-bolometer technology. The terms and conditions have been evaluation by ATI. The terms are reasonable based upon assumptions on the price and availability of a low cost imports from Taiwan. This product has just recently became available. No price-performance information has been provided to date. Once this information becomes available, the need to negoitiate and finalize an agreement with Honeywell will be addressed.

NITEAGLETM

Telesis Technologies provided two preproduction units for market evaluation. Tests are completed. The baseline configuration is up to date with the latest advancements. The rapid pace of the technology has it enters production has been an impediment to finalizing the system, price reduction of 30% per year has been typical. We believe that 2003 will bring price and sourcing stability to the market.

Meetings last year were conducted with the ATI-Telesis team meeting with our launch customer (OEM RV supplier) and a key IR supplier in the USA. It was concluded the initial production of the restricted IR technology should be performed in the USA, while the balance of the unrestricted hardware would be imported from the Far East.

We are currently waiting on price and delivery information from our USA supplier. The plan to launch Niteagle has been prepared and submitted to Telesis. Once our USA supplier provides the necessary information, ATI and Telesis will seek final approval.

SPECTRUM 9000, MEDICAL EQUIPMENT

Telesis Technologies has not announced a date for introduction of the Spectrum 9000 into the US market. Telesis has announced the receipt of FDA approval from the US Government. ATI believes that Telesis will become activity in the US market in 2003, and what role ATI will play in that activity has not been determined.

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

Advance Technologies Inc. has received an offer to convert our Line of Credit Indebtedness into Class B restricted shares. Terms of the proposed agreement are in negotiations, and finalization is expected next quarter.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2003



                                          ADVANCE TECHNOLOGIES, INC.
                                          (Registrant)



                                          By: /s/ GARY E. BALL
                                              __________________________
                                                  Gary E. Ball
                                                  President and Director

                                  CERTIFICATION

I, Gary E. Ball, as the President and Director of ADVANCE TECHNOLOGIES, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ADVANCE TECHNOLOGIES, INC.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 14, 2003                               /s/ GARY E. BALL
                                                  ___________________________
                                                      Gary E. Ball
                                                      President and Director
                                                      ADVANCE TECHNOLOGIES, INC.