Form 10QSB
period 2003-06-30
ADVANCE TECHNOLOGIES INC
filed 2003-08-07
CIK 1081944

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       Or

          { } Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period____________to_______________

                         Commission file number 0-27175

                           ADVANCE TECHNOLOGIES, INC.
             ______________________________________________________
             (Exact name or registrant as specified in its charter)

            Nevada                                               95-4755369
______________________________                              ____________________
 (State or other jurisdiction                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

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

As of June 30, 2003, approximately 22,766,517 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of June 30, 2003, approximately 38,748,857 shares of the Registrant's Class A Preferred Non-voting Stock par value $0.001 were outstanding.

________________________________________________________________________________
                                     Page 1

                                TABLE OF CONTENTS


                                                                            Page

Cover Page                                                                    1
Part I                                                                        2
Financial Statement Item                                                      2
Financial Statements                                                          3
Balance Sheet                                                                 3
Income Statement                                                              4
Cashflow Statement                                                            5
Financial Footnotes                                                           6
Management Discussion                                                         7
Announcements                                                                 7
Business Overview                                                             8
Actions, Board of Directors                                                  10
Signatures                                                                   11


                                    Exhibits


Exhibits                                                                     12
Additional Exhibits                                                          13

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


ITEM 1.   FINANCIAL STATEMENTS







                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 June 30, 2003










                           Chisholm & Associates, CPA
                                  PO Box 540216
                            North Salt Lake, UT 84054
                               Tel: (801) 292-8756


________________________________________________________________________________
                                     Page 2

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                      ASSETS
                                                                            June 30,      September 30,
                                                                              2003            2002
                                                                           _________      _____________
                                                                          (Unaudited)

Current Assets
  Cash                                                                     $     233        $   1,719
                                                                           _________        _________
Total Current Assets
                                                                                 233            1,719
                                                                           _________        _________

Property & Equipment, Net                                                     16,475           22,367
                                                                           _________        _________

    Total Assets                                                           $  16,708        $  24,086
                                                                           =========        =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Interest                                                         $  31,097        $  23,267

  Note Payable - Officer                                                      25,000           25,000

  Advance Royalties                                                           46,800           36,300
                                                                           _________        _________

Total Current Liabilities                                                    102,897           84,567
                                                                           _________        _________

Long Term Liabilities
  Line of Credit                                                              90,000           85,500
                                                                           _________        _________

Total Long Term Liabilities                                                   90,000           85,500
                                                                           _________        _________

    Total Liabilities                                                        192,897          170,067
                                                                           _________        _________

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 17,218,967 shares                                  17,219           17,219

  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 38,858,057 Shares                       38,858           38,858

  Additional Paid in Capital                                                 446,446          446,446
  Accumulated Deficit                                                        (60,699)         (60,699)

  Deficit Accumulated During the Development Stage                          (618,013)        (587,805)
                                                                           _________        _________

Total Stockholders' Equity                                                  (176,189)        (145,981)
                                                                           _________        _________

    Total Liabilities and Stockholders' Equity                             $  16,708        $  24,086
                                                                           =========        =========

________________________________________________________________________________


                                             Advance Technologies, Inc.
                                            (a Development Stage Company)
                                        Consolidated Statements of Operations
                                                     (Unaudited)

                                                                                                                From the beginning
                                        For the nine      For the nine     For the three     For the three     of Development stage
                                         months ended     months ended     months ended      months ended        October 1, 1985
                                          June 30,          June 30,         June 30,          June 30,           thru June 30,
                                            2003              2002             2003              2002                  2003
                                        ___________________________________________________________________________________________

Revenues                                 $     2,115       $   23,010       $       466       $     5,563           $   62,138

Operating Expenses
  Depreciation & Amortization                  5,892                -             1,964                 -               35,411
  Oranization Costs                                -                -                 -                 -               11,331
  Research & Development                           -                -                 -                 -               72,750
  General & Administrative                    18,601           35,855             9,744             8,533              627,562
                                         ___________       __________       ___________       ___________           __________

    Total Operating Expenses                  24,493           35,855            11,708             8,533              747,054
                                         ___________       __________       ___________       ___________           __________

Operating Income (Loss)                      (22,378)         (12,845)          (11,242)           (2,970)            (684,916)
                                         ___________       __________       ___________       ___________           __________

Other Income (Expense)
   Miscellaneous Income                            -                -                 -                 -               98,000
   Interest Expense                           (7,830)         (15,695)           (2,700)           (5,535)             (31,097)
                                         ___________       __________       ___________       ___________           __________

    Total Other Income (Expense)              (7,830)         (15,695)           (2,700)           (5,535)              66,903
                                         ___________       __________       ___________       ___________           __________

Net Income (Loss)                        $   (30,208)      $  (28,540)      $   (13,942)      $    (8,505)          $ (618,013)
                                         ===========       ==========       ===========       ===========           ==========

Net Income (Loss) Per Share              $     (0.00)      $    (0.00)      $     (0.00)      $     (0.00)          $    (0.41)
                                         ===========       ==========       ===========       ===========           ==========

Weighted Average Shares Outstanding       17,218,967        8,649,842        17,218,967        12,396,535            1,518,424
                                         ===========       ==========       ===========       ===========           ==========


________________________________________________________________________________



                                                Advance Technologies, Inc.
                                              (a Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                                    From the beginning
                                                                    For the nine months ended      of development stage
                                                                            June 30,                 October 1, 1985
                                                                    _________________________              thru
                                                                                                         June 30,
                                                                        2003          2002                 2003
                                                                      ________      ________       ____________________

Cash Flows from Operating Activities

  Net Income (Loss)                                                   $(30,208)     $(28,540)           $(618,013)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                         5,892         5,433               35,411
     Stock Issued for Services                                               -             -              403,025
     Organization Costs                                                      -             -               11,331
     Decrease in Prepaids                                                    -             -               14,680
  Change in Assets and Liabilities                                           -             -                    -
     Increase in Deferred Income                                             -             -                    -
     Increase (Decrease) in Accounts Payable and Accrued Expenses        7,830         7,695               31,099
                                                                      ________      ________            _________

  Net Cash Provided(Used) by Operating Activities                      (16,486)      (15,412)            (122,467)
                                                                      ________      ________            _________

Cash Flows from Investing Activities
  Investment in Subsidiary                                                   -             -                  286
  Purchase of Equipment                                                      -             -              (39,386)
                                                                      ________      ________            _________

  Net Cash Provided (Used) by Investing Activities                           -             -              (39,100)
                                                                      ________      ________            _________

Cash Flows from Financing Activities
  Payments for Officer Loan                                                  -             -              (41,200)
  Proceeds from Officer Loan                                            10,500        12,000               88,000
  Proceeds from Line of Credit                                           4,500             -               90,000
  Proceeds from Issuance of Stock                                            -             -               25,000
                                                                      ________      ________            _________

  Net Cash Provided(Used) by Financing Activities                       15,000        12,000              161,800
                                                                      ________      ________            _________

Increase (Decrease) in Cash                                             (1,486)       (3,412)                 233
                                                                      ________      ________            _________

Cash and Cash Equivalents at Beginning of Period                         1,719         3,515                    -
                                                                      ________      ________            _________

Cash and Cash Equivalents at End of Period                                 233           103            $     233
                                                                      ========      ========            =========
Cash Paid For:
  Interest                                                            $  7,830      $ 15,695            $  31,097
                                                                      ========      ========            =========
  Income Taxes                                                        $             $      -            $       -
                                                                      ========      ========            =========


________________________________________________________________________________

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2002.

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


________________________________________________________________________________
                                     Page 6

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


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

Advance Technologies has entered into a licensing agreement with Kollsman, Inc in 1997. which has incorporated the Company's technology into an Enhanced Vision System ("EVS") for use with Gulfstream Aerospace aircraft. The Kollsman EVS License has board applicability to commercial aviation.

ANNOUNCEMENTS (AVTX)

Advance Technologies Inc. has received two recent honors. First, at an aerospace awards banquet at the Paris Air show, and secondly, for the appointment of their president to a national Business Advisory Board.

The aerospace industry honored its own "best of the best" on June 16, 2003 at a glittering ceremony in Paris's Pavilion D'Armenonville when 11 winners of the coveted Flight International Aerospace Industry Awards 2003 were announced. More than 500 top executives from all parts of the industry applauded the achievements of their peers.

Advance Technologies Inc. (AVTX) was a finalist in the AVIONICS & ELECTRONICS category for their achievement: Infrared Commercial Landing Aid System. Advance Technologies was represented by their President, Mr. Gary E. Ball. Mr. Ball was delighted with the recognition of "our fine work that continues to be on the cutting edge of technology for Enhanced Vision Systems."

Advance Technologies Inc. entry was an Advance Optical Controller, a device that greatly expands the optical dynamic range of EVS, a capability that will be required for EVS to fulfill its full potential for the aviation market. (Enhanced Vision is a unique system that provides the pilot clear vision under night and adverse weather conditions, which serves to enhance safety and flight operations.)

In a related announcement, on June 3, 2003 Mr. Gary Ball, President of Advance Technologies Inc., has been presented the prestigious National Leadership Award. Mr. Ball will serve as an HONORARY CHAIRMAN on the Business Advisory Council
(BAC) for the National Republican Congressional Committee.
Mr. Ball will represent the State of California on this advisory committee. In this capacity he will advise and assist on critical issues that affect business and promote a pro-business agenda.

Mr. Ball is honored to participate in this illustrious group, and believes the small cap, high technology sector is the basis for economic growth and stimulus to growing the economy. We believe that government assistance in the economic sector should be focused at stimulating innovation and simplification of regulatory and oversight functions. By becoming actively involved in this Advisory Council, Mr. Ball believes he can provide a voice and guidance to effect these needed changes.

________________________________________________________________________________
                                     Page 7

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


BUSINESS OVERVIEW

The tragic events of September 11, 2001 have produced economic and bureaucratic shock waves that have had a direct effected on AVTX and our strategic plans. The effect has been most notable in the decline of the price of our common stock in the past two years reflecting the general slow down of our markets.

The aftermath of 9-11 additionally effected Advance Technologies Inc. because of our involvement in Infrared Technology, a technology regulated by the US Government. Since AVTX is exclusively involved in commercial applications, and all of the technologies we employ are considered "dual use technology" (military and commercial), our government's restrictions have had little effect on the scope and direction of our strategic plans. Thus, our plans for future products have not materially changed. But, our government's new requirements to ensure our applications meet the commodity jurisdiction regulations and are compliant to the International Traffic in Arms Regulation (ITAR) have slowed our growth.

ATI entered into an agreement with an offshore OEM strategic partner Telesis Electronics September of 2000; a Taiwanese privately held corporation. Under the terms of this agreement ATI is developing IR systems in conjunction with Telesis for sale in the USA as well as other foreign markets. Export licenses are required to provide critical components for this work. Approvals for these licenses are taking more than a year to obtain. In October 2002, We were notified our second export license for 30 additional systems was approved, which is valid for two (2) years. Telesis has notified ATI that they wish to proceed forward with the export of the Infrared Detectors under the terms of our agent agreement and in compliance with the terms and conditions of Department of Commerce License No. D293324 issued October 26, 2002.


ENHANCED VISION ACTIVITIES

Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

Kollsman has issued their latest quarterly report required under the License Agreement to ATI stating THIRTY (30) EVS have been delivered to their customer during this quarter (Qt 2, 2003).


                      UNITS DELIVERED & SOLD PER QUARTER
                      ==================================

                  INITIAL DELIVERY      UNITS SOLD         TOTAL
                  ________________      __________         _____

1ST QT. 2002              2                  0               0
2ND QT  2002              7                  5               5
3RD QT. 2002             14                  6              11
4TH QT. 2002             23                 17              28
1ST QT. 2003             27                 18              46
2ND QT. 2003

_________________________________________________________________
TOTAL                   103                 71              90

The delivery rates are increasing as Kollsman ramps up production. Kollsman has released no information on future production plans. Their Gulfstream customer continues to expand the application to additional aircraft through certification activity with the FAA. This will serve to increase and extend the EVS market.


________________________________________________________________________________
                                     Page 8

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


HONEYWELL TECHNOLOGY LICENSE

Honeywell provided ATI initial terms for a "field application" and/or "market use" of their Micro-bolometer technology. The terms and conditions have been evaluation by ATI. The terms are reasonable based upon assumptions on the price and availability of a low cost imports from Taiwan. This import product has just recently become available. No price-performance information has been provided to date. Once this information becomes available, the need to negotiate and finalize an agreement with Honeywell will be addressed.

NITEAGLE

Telesis Technologies provided two pre-production units for market evaluation. Tests are completed. The baseline configuration is up to date with the latest advancements. The rapid pace of the technology as it enters production has been an impediment to finalizing the system. Price reductions of 30% per year have been typical. We believe that 2003 will bring price and source stability to the market.

We are currently waiting on price and delivery information from our USA supplier. This information has been delayed; we now expect information in the last quarter of 2003. The plan to launch Niteagle has been prepared and submitted to Telesis. Once our USA supplier provides the necessary information, ATI and Telesis will seek final approval.

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

________________________________________________________________________________
                                     Page 9

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________


ADVANCE TECHNOLOGIES INC. BOARD OF DIRECTOR ACTIONS

The maturity of the Enhanced Vision Project has provided the need to make adjustments to prepare for our transition from a "development company" to a mature self-sustaining company. We anticipate a full transition by mid-2004. Accordingly, the following actions have been authorized by the AVTX Board of Directors to smooth the transition of AVTX. The following descriptions are provided as a summary of the resolutions adopted by our Board of Directors.

1. 5,438,350 shares of AVTX preferred Class B stock were authorized and transferred to Equi-share Financial in consideration for the cancellation and debt nullification of AVTX's short-term loan. The loan balance was $108,767.00 on January 1, 2003.

         This action was necessary to satisfy the term and conditions of the line of credit AVTX had with Equi-share Financial. This action resolves this due-on-demand note without the need to raise additional short-term capital.

2. The Board of Directors has authorized that all shares of AVTX be eligible to receive dividends from AVTX earnings. Prior to this action only preferred shares were eligible to receive dividends.

         This action will serve to give all of the equity owners of AVTX equal participation in future benefits. This resolution is effective 9/1/03.


3. The Board of Directors has authorized that all shares of AVTX, common and preferred be granted voting rights. In the past on Common AVTX shareholders had voting privileges. This resolution is effective 9/01/03.

         This action will serve to give all equity owners of AVTX equal rights in determining AVTX's future course of action and situations that warrant share holder participation.

4. The Board of Directors has authorized the conversion of additional shares of preferred stock to common stock for those shareholders that have met holding period requirements. The authorization for conversion increases the past conversion percentage (effective January 2002) from 30% to 65%. This resolution will be effective on January 1, 2004.

         This authorization represents an additional step towards full conversion, and the elimination of Class B preferred stock from the public domain.

________________________________________________________________________________
                                    Page 10

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 06/30/03
________________________________________________________________________________





                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 4, 2003



                                          ADVANCE TECHNOLOGIES, INC.
                                          (Registrant)



                                          By: /s/ GARY E. BALL
                                              __________________________
                                                  Gary E. Ball
                                                  President and Director



________________________________________________________________________________
                                    Page 11