Form 10KSB
period 2003-09-30
ADVANCE TECHNOLOGIES INC
filed 2004-01-14
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended September 30, 2003

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

                                 Yes {X} No { }

                     Indicate by check mark if disclosure of
              delinquent filers pursuant to item 405 of Regulation
                  S-K is not contained herein, and will not be
              contained, to the best of registrants's knowledge, in
                   definitive proxy or information statements
               incorporated by reference in part III of this Form
                10-KSB or any amendment to this Form 10-KSB. {X}


         Issuer's revenues for its most recent fiscal year were $0.00


                   The aggregate market value of voting stock 38,748,857 held by non-affiliates of the Registrant as of September 30,
                        2003 was approximately $ 1,549,954.20


                  On October 1, 2003, approximately 22,766,517
               Shares of the Registrant's Common Stock, $0.001 par
                            value, were outstanding, 910,660.68.


                       Documents Incorporated by Reference
                              Exhibit A & Exhibit B

                           ADVANCE TECHNOLOGIES, INC.
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.    BUSINESS.........................................................   3

Item 2.    PROPERTIES.......................................................   4

Item 3.    LEGAL PROCEEDINGS................................................   5

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   5

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................   5

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................   5

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   6

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................   6


                                    PART III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  6

Item 10.   EXECUTIVE COMPENSATION...........................................   7

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................   7

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   7

                                     PART IV

Item 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT..............   8

Item 14.   EXHIBITS, MANAGEMENT DISCUSSIONS AND OPERATIONS..................   8

           SIGNATURES.......................................................   9

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

     Advance Technologies has entered into a licensing agreement with Kollsman Inc., which has incorporated the company's technology and intellectual property into an Enhanced Vision System for use on the Gulfstream series of Aircraft. The system entered production in early 2002. Kollsman has announced a new enhanced vision product in late 2002 for use at the low-end private aviation market. This product is expected to enjoy the same success as the Gulfstream product but with a far larger market.

     Background

     Advance Technologies, Inc. ("the Company") The Company was organized under the laws of the State of Delaware under the name PWB Industries, Inc.; the articles of incorporation were issued June 16, 1969. The name was changed to Sun Energy, Inc. ("The Company"), which merged with Sto Med, Inc. on February 22, 1996 changing its name to Sto Med, Inc. ("The Company") and domicile to the State of Nevada. On February 23, 1996, Sto Med, Inc.,a privately held California corporation, was acquired by Sto Med, Inc. ("The Company") the California Corporation acquisition was rescinded on August 23rd 1997. Sto Med Inc. ("The Company") the Nevada Corporation changed its name to Advance Technologies, Inc., ("The Company") on August 23rd 1997. On September 27, 1999 the "Company" acquired Seacrest Industries of Nevada, also known as Infrared Systems International.


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

     Significant Corporate Milestones

     The aerospace industry honored its own "best of the best" on June 16, 2003 at a glittering ceremony in Paris's Pavilion D'Armenonville. Advance Technologies Inc. was a finalist in the AVIONICS & ELECTRONICS category for our achievement: Infrared Commercial Landing Aid System.

     Advance Technologies Inc. entry was an Advanced Optical controller, a device that greatly expands the optical dynamic range of EVS, a capability that will be required for EVS to fulfill its full potential for the aviation market.

     On June 3, 2003, Mr. Gary E. Ball, President of Advance Technologies Inc. was presented the prestigious National Leadership Award. Mr. Ball will serve as an Honorary Chairman on the Business Advisory Council (BAC) for the National Republican Congressional Committee.

     In February of 2003 the Federal Aviation Administration submitted a proposed change for operating rules that if adopted would greatly expand the EVS market opportunities. These changes deal with the operating rules for flight operations under low or reduced visibility conditions. Advance Technologies Inc. is looking forward to the finalization and the introduction of these needed changes.

     Gulfstream Aerospace announced at the NBAA show that EVS is available as optional equipment on the G500, G-V, G-400, G-IVSP, and G300 business jets. The optional equipment is available on new aircraft or retrofit to in service aircraft. In addition, EVS will be standard equipment on the new G550 and the newly announced G450.

     At the NBAA show in Orlando, it was announced that Kollsman and FedEx have reached an agreement whereby Kollsman will provide EVS systems for FedEx's fleet of wide body aircraft. This market is estimated at 200 aircraft. The aircraft types involved are Boeing MD-10 & MD-11, and the Airbus A300 & A310. These additional aircraft types represent a major accomplishment for EVS.

     Employees

     The Company employs a total of three (3) employees, One of, which is full time, the other two are used on a reduced hour work week on an as required basis. This staff reduction is the result of economic conditions discussed in the Management Discussion Section in depth.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Palos Verdes Estates, California.



ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings known or pending against the Registrant or its subsidiary

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security holders through the solicitation of proxies or Otherwise, during the fiscal year ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is currently trading, OTC, on the Nationals Association of Securities Dealers "Pink Sheets" with the high bid at $0.20 per share and the low bid of $0.04 per share during the last year. Additional information required by this item may be found in the Company's 2002 Financial Statements.

     On September 30, 2002 there was 22,766,517 shares outstanding of registrant's common stock, at $0.001 par value. There was an additional 38,748,857 shares of Class B restricted stock.

     The increase of common stock from 17,218,967 to 22,766,517 Resulted from conversion of 144 restricted stock to free trading stock. The conversion was authorized by the board of directors of Advance Technologies on January 1, 2002.

     The increase in preferred shares was the result of the issuing of 5,438,350 shares to retire the outstanding short term loan of $108,767.00 and the further conversion of preferred shares into common stock.

     Effective January 1, 2004 the board of directors has authorized the conversion of an additional 35% of preferred shares into common provided the holding period has been satisfied. This will increase the converted percentage to 65% once minimum holding periods have been satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REPORTS OF OPERATION

From time to time, we may publish forward-looking statements relating to matters, including anticipated financial performance business projects, the progress and goals for our research and development programs, marketing strategies, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor; a variety of factors could cause Our actual results and experience to differ materially from the Anticipated results or other expectations expressed in our Forward-looking statements. In addition, we disclaim any Intent or obligation to update those forwarding-looking statements.

When used in this discussion, the words "believes," "anticipates" "expected", "assumes", "and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to publicly release the results of any Revisions to these forward-looking statements that may be made To reflect events or circumstances after the date of this report or to Reflect the occurrence of unanticipated events.

For a more detailed description of our operations for 2003 see Item 14 Management Discussion for 2003.

ITEM 7. FINANCIAL STATEMENTS.


The financial statements required by this item are included in the Company's 2003 Financial Statements and are presented in Part IV, Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING FINANCIAL

DISCLOSURE:

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     GARY E. BALL Age 65, residing in Manhattan Beach, California is married. He attended California State University at Long Beach graduating in 1968 with a BSEE and MSEE, went on to perform Graduate Studies at University of Southern California. He has specialized in product design, development, and management for North American Aviation, Autonetics Division. Technical Manager in charge of the Pave Track program for Ford Aerospace. Program Manager for Northrop Electro-Mechanical in charge of business development on several classified DOD programs, including the AMRAAM effort. Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System, reporting to the President of EDSG as directed by General Motors and directed all non-core business. He is a member of NATO NIAG study group on Aircraft Integration. He has authored several articles for trade publications, the last 4 years he has provided consulting services to 10 U.S. and foreign corporations in the field of IR technology.

     GARY L. BANE has resigned from the board of directors effective August 1, 2003. Advance Technologies is currently evaluating candidates to fill this position.

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


ITEM 10. EXECUTIVE COMPENSATION

Other than information provided in the Company's 2003 Financial Statements incorporated herein, executive officers and directors have received no other compensation.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                   (1) Name and Address of           (2) Amount and Nature of         Percent of
Title of Class         Beneficial Owner                  Beneficial Ownership         Class
______________         ___________________               ____________________         ___________


Preferred              Gary E. Ball                      9,240,000 Issued Shares      15.0
                       28 Santa Cruz Court
                       Manhattan Beach, CA 90266

Preferred              Wendy Ball                        9,240,000 Issued Shares      15.0
                       28 Santa Cruz Court
                       Manhattan Beach, CA 90266



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gary E. Ball and Wendy Ball are married.


PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-KSB Annual
Report:

     See Attached Financial Statements: Exhibit A (15 pages)


ITEM 14. EXHIBITS, MANAGEMENT DISCUSSIONS AND OPERATIONS

     The following document is filed as part of this Form 10-KSB Annual Report:

     See Attached Exhibit A - Financial Statements (15 pages)

     See Attached Exhibit B - Management Discussion and Analysis (6 pages)

     Exhibit 31 - Section 302 Certification

     Exhibit 32 - Section 906 Certification

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: January 14, 2004                          Advance Technologies, Inc.
                                                (Registrant)



                                                By:/s/ GARY E. BALL
                                                   __________________________
                                                       Gary E. Ball
                                                       President and Director

                                    EXHIBIT A


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                           September 30, 2003 and 2002

                                 C O N T E N T S


Independent Auditor's Report................................................F-3

Balance Sheets..............................................................F-4

Statements of Operations....................................................F-5

Statements of Stockholders' Equity..........................................F-6

Statements of Cash Flows....................................................F-9

Notes to the Financial Statements...........................................F-10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Advance Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Advance Technologies, Inc. (a development stage company) as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002 and from inception on October 1, 1985 through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a development stage company) as of September 30, 2003 and 2002 and the results of its operations and cash flows for the years ended September 30, 2003 and 2002 and from inception on October 1, 1985 through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



Chisholm & Associates
North Salt Lake, Utah
December 24, 2003


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                     ASSETS
                                                                                        September 30,
                                                                                   2003                2002
                                                                            ------------------ -------------------

CURRENT ASSETS

   Cash                                                                     $                - $             1,719
                                                                            ------------------ -------------------
       Total Current Assets                                                                  -               1,719
                                                                            ------------------ -------------------

PROPERTY & EQUIPMENT, net                                                               14,440              22,367
                                                                            ------------------ -------------------

   TOTAL ASSETS                                                             $           14,440 $            24,086
                                                                            ================== ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Bank Overdraft                                                           $            2,029 $                 -
   Accounts payable                                                                      9,637                   -
   Accrued Interest                                                                          -              23,267
   Advance Royalties                                                                    25,000              25,000
   Notes payable-officer                                                                46,800              36,300
                                                                            ------------------ -------------------

       Total Current Liabilities                                                        83,466              84,567
                                                                            ------------------ -------------------

LONG-TERM DEBT

   Line of Credit                                                                            -              85,500
                                                                            ------------------ -------------------

   TOTAL LIABILITIES                                                                    83,466             170,067
                                                                            ------------------ -------------------

STOCKHOLDERS' EQUITY

   Common stock, authorized 100,000,000 shares of
     $0.001 par value, issued and outstanding 22,766,517
      and 17,218,967 shares, respectively                                               22,766              17,219
   Preferred Stock, Series A authorized 100,000,000
     shares of $0.001 par value, issued and outstanding
     38,748,857 and 38,858,057 shares, respectively                                     38,749              38,858
   Additional paid-in capital                                                          549,780             446,446
   Retained earnings (deficit)                                                        (680,321)           (648,504)
                                                                            ------------------ -------------------

       Total Stockholders' Equity                                                     ( 69,026)           (145,981)
                                                                            ------------------ -------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $           14,440 $            24,086
                                                                            ================== ===================

The accompanying notes are an integral part of these financial statements.



                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                For the period
                                                                                   of entering
                                                                                   Development
                                                                                      Stage on
                                                                                    October 1,
                                                                     For the Year Ended             1985 Through
                                                                        September 30,               September 30,
                                                        --------------------------------------
                                                                2003                 2002                2003
                                                           ------------          ------------       -------------

REVENUES                                                $                -      $       29,039  $           60,024
                                                        ------------------      --------------  ------------------

EXPENSES:

   Depreciation & Amortization                                       7,927               7,854              37,446
   Organization Costs                                                  -                     -              11,331
   Research & Development                                              -                     -              72,750
   General and administrative                                       23,890              38,699             632,852
                                                        ------------------  ------------------  ------------------

       Total Expenses                                               31,817              46,553             754,379
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM OPERATIONS:                                     (31,817)            (17,514)           (694,355)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE):

   Interest Expense                                              (       -)            (10,260)            (23,267)
   Miscellaneous Income                                                  -                   -              98,000
                                                        ------------------  ------------------  ------------------

       Total Other Income (Expense):                                    -              (10,260)             74,733
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $          (31,817) $          (27,774) $         (619,622)
                                                        ==================  ==================  ==================


NET LOSS PER SHARE:
   Loss Per Share                                       $            (0.00) $            (0.00) $            (0.29)
                                                        ------------------  ------------------  ------------------

   Weighted average shares outstanding                          20,249,214          10,796,656           2,120,735
                                                        ==================  ==================  ==================

The accompanying notes are an integral part of these financial statements.


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
        (For the period of entering development stage on October 1, 1985 through September 30, 2002)


                                                                                                    Deficit
                                                                                                    Accumulated
                                  Common Stock          Additional     Preferred Stock              During the
                            ------------------------     Paid-In     -----------------------------  Development
                            Shares          Amount       Capital      Shares          Amount        Stage
                            ---------  -------------  -------------  --------------  -------------  --------------
Balance, October 1,
 1985 (beginning of
 the development
 stage)                         6,487  $           7  $      58,161               -  $           -  $      (60,701)
Shares issued for coal
 royalties at $0.01             4,369              4          1,525               -              -               -

Shares issued for
 services at $0.25                554              1          4,849               -              -               -

Shares issued for
 services at $0.03              1,601              2          1,680               -              -               -

Shares issued for
  services at $0.25             1,274              1         11,145               -              -               -

Shares issued for
 services at $0.01              2,290              2            798               -              -               -

Shares issued for
 services at $0.25             37,203             37        325,487               -              -               -

Preferred shares
 issued for services                -              -              -          10,048          1,004               -

Preferred shares expire -           -          1,004        (10,048)         (1,004)             -

Net loss since the
 beginning of the
 development stage
 at October 1, 1985                 -              -              -               -              -        (344,001)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 1995                      53,778             54        404,649               -              -        (404,702)

Shares issued for
 services at $0.25              5,714              6         49,994               -              -               -

Share round up                     (6)            (1)             -               -              -               -

Net loss for
 the year ended
 September 30, 1996                 -              -              -               -              -         (50,000)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 1996                      59,486             59        454,643               -              -        (454,702)


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

                                                                                                    Deficit
                                                                                                    Accumulated
                                  Common Stock          Additional     Preferred Stock              During the
                            ------------------------     Paid-In     -----------------------------  Development
                            Shares          Amount       Capital      Shares          Amount        Stage
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance Forward                59,486             59        454,643                -              -      (454,702)

Shares issued for
 services at $0.25                608              1          5,324                -              -               -

Net loss for
 the year ended
 September 30, 1997                 -              -              -               -              -         (5,325)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 1997                      60,094             60        459,967               -              -       (460,027)

Shares issued for
 services at $0.001            12,828             13            436               -              -               -

Net loss for
 the year ended
 September 30, 1998                 -              -              -               -              -           (447)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance September
 30, 1998                      72,922             73        460,403               -              -       (460,474)

Shares issued for
 cash at $0.01              2,500,000          2,500         22,500               -              -               -

Shares issued for
 common stock of
 SeaCrest Industries
 Corp. at $0.001                    -              -        (36,457)     50,254,102         50,254               -

Net loss for
 the year ended
 September 30, 1999                 -              -              -               -              -        (90,126)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 1999                   2,572,922          2,573        446,446      50,254,102         50,254       (550,600)

Net loss for
 the year ended
 September 30, 2000                 -              -              -               -              -       (101,799)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 2000                   2,572,922          2,573        446,496      50,254,102         50,254       (652,399)


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

                                                                                                    Deficit
                                                                                                    Accumulated
                                  Common Stock          Additional     Preferred Stock              During the
                            ------------------------     Paid-In     -----------------------------  Development
                            Shares          Amount       Capital      Shares          Amount        Stage
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance Forward             2,572,922          2,573        446,446      50,254,102         50,254       (652,399)

Net income (loss)
 for the year ended
 September 30, 2001                  -              -              -               -              -         31,669
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 2001                   2,572,922          2,573        446,446      50,254,102         50,254        (620,730)

Shares issued for
 services at $0.001         3,250,000          3,250              -               -              -               -

Shares converted to
 common stock              11,396,045         11,396              -     (11,396,045)       (11,396)              -

Net income (loss)
 for the year ended
 September 30, 2002                 -              -              -               -              -         (27,774)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 2002                  17,218,967         17,219        446,446      38,858,057         38,858        (648,504)

Shares issued for
 conversion of debt         5,438,350          5,438        103,334             -              -    -

Shares issued for
 conversion of
  Preferred stock             109,200            109            -     (109,200)      (109)          -

Net income (loss)
 for the year ended
 September 30, 2003                 -              -              -               -              -         (31,817)
                            ---------  -------------  -------------  --------------  -------------  --------------

Balance, September
 30, 2002                  22,766,517  $      22,766  $     549,780      38,748,857  $      38,749  $     (680,321)
                        =============  =============  =============  ==============  =============  ==============


The accompanying notes are an integral part of these financial statements.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                                                        (For the period of
                                                                                                         entering Development
                                                                                                         Stage on October 1,
                                                                 For the Year Ended                        1985 Through
                                                                      September 30,                        September 30,
                                                                 -----------------------------------
                                                                         2003                2002               2003
                                                                    ------------        ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $          (31,817) $          (27,774) $        (619,622)
   Adjustments to reconcile net loss to net cash,
    provided by operations:
     Stock issued for services                                                    -               3,250            403,025
     Depreciation & Amortization                                              7,927               7,854             37,446
     Organization Costs                                                           -                   -             11,331
     Decrease in prepaids                                                         -                   -             14,680
     Increase (Decrease) in accrued liabilities                              11,671              10 260             34,940
                                                                 ------------------  ------------------  -----------------

       Net Cash Flows Used in Operating Activities                          (12,219)             (6,410)          (118,200)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS USED IN INVESTMENT ACTIVITIES(39

   Purchase of Equipment                                                          -              (3,386)           (39,386)
   Investment in Subsidiary                                                       -                   -                286
                                                                 ------------------  ------------------  -----------------

       Net Cash Used in Investment Activities                                     -              (3,386)           (39,100)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash paid on Loan from Officer                                                 -              (8,000)           (41,200)
   Proceeds from Loan from Officer                                           10,500              16,000             88,000
   Proceeds from Line of Credit                                                   -                   -             85,500
   Proceeds from Issuance of Stock                                                -                   -             25,000
                                                                 ------------------  ------------------  -----------------

       Net Cash Flows from Financing Activities                              10,500               8,000            157,300
                                                                 ------------------  ------------------  -----------------

NET INCREASE (DECREASE) IN CASH                                              (1,719)            (1,796)                -

CASH, BEGINNING OF YEAR                                                       1,719               3,515                -
                                                                 ------------------  ------------------  -----------------

CASH, END OF YEAR                                                $                -  $            1,719  $               -
                                                                 ==================  ==================  =================


The accompanying notes are an integral part of these financial statements.


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Continued)
                                                                                                        (For the period of
                                                                                                         entering Development
                                                                                                         Stage on October 1,
                                                                 For the Year Ended                        1985 Through
                                                                      September 30,                        September 30,
                                                                 -----------------------------------
                                                                         2003                2002               2003
                                                                    ------------        ------------      -------------


SUPPLEMENTAL CASH FLOW INFORMATION

   Cash Paid for:
       Interest                                                  $                -  $                -  $               -
       Taxes                                                     $                -  $                -  $               -


SUPPLEMENTAL NON-CASH INFORMATION

   In March 2003, the Company issued 5,438,350 shares for the satisfaction of a line of credit and accrued interest in the amount of $108,772.

   During the year ending September 30, 2003, a total of 109,200 shares of preferred stock were converted to common stock.

   During December 2001, the Company issued 3,250,000 shares of common stock for services valued at $3,250 (or $.001 per share).

   During the year ending September 30, 2002, a total of 11,396,045 shares of preferred stock were converted to common stock.



The accompanying notes are an integral part of these financial statements.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002


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

              On September 27, 1999, pursuant to a plan of acquisition, the Company exchanged 50,254,102 shares of its Seris "A" preferred stock for 50,254,102 shares of SeaCrest Industries Corporation's common stock. This acquisition has been accounted for using the purchase method of a business combination.

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

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. From Inception on October 1,

                                                                   For the Years Ended            1985 Through
                                                                       September 30,              September 30,
                                                        --------------------------------------
                                                                2003                2002                2003
                                                          -------------       -------------       -------------


              Numerator - net loss                      $          (31,817) $          (27,774) $         (619,622)

              Denominator - weighted
               average number of shares
               outstanding                                      20,249,214          10,796,656           2,120,735
                                                        ==================  ==================  ==================


              Loss per share                            $           (0.00)  $            (0.00) $            (0.29)
                                                        ==================  ==================  ==================


              f.  Provision for Income Taxes

              No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $680,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

              Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

              Deferred tax assets and the valuation account is as follows at September 30, 2003 and 2002.

                                                                          September 30,
                                                                    2003                2002
                                                               -------------       -------------
              Deferred tax asset:
                 NOL carryforward                          $          231,200  $          214,700
              Valuation allowance                                    (231,200)           (214,700)
                                                           ------------------  ------------------
              Total                                        $                -  $                -
                                                           ==================  ==================

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002


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

              h.  Revenue Recognition

              The Company has received revenue pursuant to an agent agreement which allows the Company to receive fixed monthly service fees, and to bill for additional services provided. The Company records revenues when the services are performed. The Company has recognized $-0-, and $29,039 in revenues for services performed in connection with this agreement for the years ended September 30, 2003 and 2002.

              The Company is also entitled to reimbursement for various expenses associated with the development fo its night vision technology pursuant to the joint venture agreement with the Taiwan company. These reimbursements are recorded as miscellaneous income when received. The Company recognized miscellaneous income of $ -0-during the fiscal years 2003 and 2002 from reimbursement received from the joint venture partner.

NOTE 2 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define expand their business operations, thus creating necessary operating revenue.

NOTE 3 -      DEVELOPMENT STAGE COMPANY

              The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002


NOTE 4 -      PROPERTY & EQUIPMENT

              Property & Equipment consists of the following at September 30, 2002 and 2001:

                                                                              September 30,
                                                                         2003                2002
                                                                    -------------       -------------

              Equipment                                          $           39,386  $           39,386
              Less: Accumulated Depreciation                                (24,946)            (17,019)
                                                                 ------------------  ------------------

              Net Property & Equipment                           $           14,440  $           22,367
                                                                 ==================  ==================

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

              The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the years ended September 30, 2003 and 2002 are $7,927 and $7,854, respectively.

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

NOTE 6 -      RELATED PARTY TRANSACTIONS

              As of September 30, 2003 and 2002, the Company owes an officer the Company $46,800 and $36,300 for loans made. This note payable-officer is considered a current liability with no provision for interest.

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

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002


NOTE 7 -      LINE OF CREDIT (Continued)

              In December 2002, the Company authorized the issuance of 5,438,350 shares of common stock in satisfaction of the $85,500 debt and accrued interest of $23,267. As of September 30, 2003, no obligation exists.

NOTE 8-       COMMON STOCK

              During December 2001, the Company issued 3,250,000 shares of previously authorized but unissued common stock for consulting services for $3,250 (or $.001 per share).

              During the year ended September 30, 2002, 11,396,045 shares of preferred stock were converted to common stock.

              In December 2002, the Company issued 5,438,350 shares of common stock in satisfaction of $85,500 in debt and $23,267 of accrued interest.

              During the year ended September 30, 2003, preferred shareholders converted 109,200 shares of preferred stock for 109,200 shares of common stock.

                                    EXHIBIT B


                            Advance Technologies Inc.
                       Management Discussion and Analysis
                            Year End, September 2003


MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Advance Technologies Inc. ("AVTX") is a developer of infrared (IR)

Enhanced Vision technology for commercial solutions and applications. The Company engages in advance development activities and through strategic business arrangements AVTX utilizes OEM suppliers and major system corporations to form strategic business associations. This unique business model combines the strength of our organization with the prior capital investment of the OEMs and the in place established marketing and sales organization of the System Integrator. Our ability to bridge advance IR technology into application specific markets shortens the development-to-market cycle and associated high investment risks of this enterprise.

Highlights of the Year

     The aerospace industry honored its own "best of the best" on June 16, 2003 at a glittering ceremony in Paris's Pavilion D'Armenonville when 11 winners of the coveted Flight International Aerospace Industry Awards 2003 were announced. Their peers applauded more than 500 top executives from all parts of the industry for their achievements.

     Advance Technologies Inc. was a finalist in the AVIONICS & ELECTRONICS category for our achievement: Infrared Commercial Landing Aid System. Their President represented advance Technologies Inc., Mr. GARY BALL. Mr. Ball was delighted with the recognition of "our fine work that continues to be on the cutting edge of technology for Enhanced Vision Systems."

     Advance Technologies Inc. entry was an Advanced Optical controller, a device that greatly expands the optical dynamic range of EVS, a capability that will be required for EVS to fulfill its full potential for the aviation market.

     On June 3, 2003, Mr. Gary E. Ball, President of Advance Technologies Inc. was presented the prestigious National Leadership Award. Mr. Ball will serve as an Honorary Chairman on the Business Advisory Council (BAC) for the National Republican Congressional Committee. Mr. Ball will represent the State of California on this advisory committee. In this capacity he will advise and assist in critical issues that affect business and promote a pro-business agenda.

     Mr. Ball is honored to participate in this illustrious group, and believes the small cap, high technology sector is the basis for economic growth and stimulus to grow the economy. We believe that government assistance in the economic sector should be focused at stimulating innovation and simplification of regulatory and oversight functions. By becoming actively involved in the BAC Mr. Ball believes he can provide a voice and guidance to effect needed changes.

     In February of 2003 the Federal Aviation Administration submitted a proposed change for operating rules that if adopted would greatly expand the EVS market opportunities. These changes deal with the operating rules for flight operations under low or reduced visibility conditions. Advance Technologies Inc. has responded to the Federal Registrar notice of proposed changes. These changes if adopted will make the certification process for EVS easier. Advance Technologies Inc. is looking forward to the finalization and the introduction of these needed changes.

Business Overview

     The tragic events of September 11, 2001 continue to effect are operation. The effect has been most notable in the decline of the price of our common stock in recent months reflecting the general slow down that has effected our markets.

     The aftermath of 9-11 has effected Corporations such as Advance Technologies Inc. through our significant involvement in Infrared Technology, which is a controlled and regulated technology by the US Government. Since AVTX is exclusively involved in commercial applications, and all of the technologies we employ are considered "dual use technology" (military and commercial), the Government's restrictions have had little effect on the scope and direction of our strategic plans. Thus, our plans for future products have not changed materially. But, the government has imposed new requirements on Corporation like AVTX to prove our system applications meet the commodity juristition regulations (commercial non-military end-use) to the Department of State through compliance to the International Traffic in Arms Regulation (ITAR), 22 CFR 120-130. This burden of compliance has both lengthen and complicated the approval process. This has contributed to a slow down thus effecting our rate of progress.

     ATI entered into an agreement with an offshore OEM strategic partner Telesis Electronics September of 2000, a Taiwanese privately held corporation. Under the terms of this agreement ATI is developing IR systems in conjunction with Telesis for sale in the USA as well as other foreign markets. Export licenses are required to provide critical components for this work. Approval for these licenses are taking more than a year to obtain. Furthermore additional end-user restrictions are being imposed complicating and lengthening them process. This same activity in the past took less than 6 months prior to 9-11, with far less paper work and disclosure documents. In spite of these delays ATI continues to provide support to Telesis through the application and delivery of an additional 30 detector units.

     Telesis Technologies Inc. a privately held corporation has been acquired by United Integrated Services, a Taiwanese public corporation in early 2003. The new ownership has retained the principals in Telesis, and except for a small start-up interruptions are work with the Taiwan Corporation has continued.

     The second event that has had an impact on AVTX stock has been the authorization of a 30% of conversion of Advance Technology Preferred stock into AVTX common stock by the shareholder of record provided the holding period has been met.

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


     Kollsman has issued the quarterly report (9/30/03) required under the License Agreement. The following report by Kollsman has been verified.

                     ANNUAL NUMBER OF UNITS DELIVERED & SOLD

                                     INITIAL DELIVERY     UNITS SOLD

     CALENDER YEAR 2002                    47                 29
     CALENDER YEAR 2003, TO DATE           79                 78
                                          ___                ___
            TOTAL                         126                107


     Kollsman has released no information on their future production plans. Their end user continues to expand the application to additional aircraft through certification activity with the FAA. This will serve to increase the EVS market.

     At the NBAA show in Orlando, it was announced that Kollsman and FedEx have reached an agreement whereby Kollsman will provide EVS systems for FedEx's fleet of wide body aircraft. This market is estimated at 200 aircraft. The delivery of EVS to this market will result in four additional aircraft types receiving certification for EVS. This is a significant milestone in the EVS program.

     The completion of the FedEx certification will addition several additional aircraft types to be authorized for EVS equipment. The aircraft types involved are Boeing MD-10 & MD-11, and the Airbus A300 & A310. These additional aircraft certification will facilitate the operators of these aircraft types to incorporate EVS into their fleet operations. The cost and time associated with certifying each aircraft type for EVS remains the largest hurdle for full industry acceptance. These additional aircraft types represent a major accomplishment for EVS.

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

     Gulfstream Aerospace announced at the NBAA show that EVS is available as optional equipment on the G500, G-V, G-400, G-IVSP, and G300 business jets. The optional equipment is available on new aircraft or retrofit to in service aircraft. In addition, EVS will be standard equipment on the new G550 and the newly announced G450. Gulfstream Aerospace has received worldwide acclaim for the EVS, and as a result GAC is aggressive marketing EVS for sales in both the new and after market sectors.


     Spectrum 9000, Medical Equipment

     ATI continues to provide export license support under a time & service reimbursement agreement with Telesis Technologies. Telesis has not announced a date for introduction of the Spectrum 9000 into the US market. Additional discussions and meeting with medical equipment experts in the USA. ATI believes that Telesis will become activity in the US market in 2004, and what role ATI will play in that activity has not been determined.

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


BOARD OF DIRECTOR ACTIONS

     The maturity of the Enhanced Vision Project has provided the need to take action and make adjustments to prepare for our transition from a "development company" to a mature self-sustaining corporation. We anticipate a full transition by mid-2004. Accordingly, the following actions have been authorized by the Board of Directors. The following descriptions are provided as a summary of these actions.

     1. 5,438,350 shares of AVTX preferred Class B stock was authorized and transferred to Equi-share Financial in consideration for the cancellation and debt nullification of AVTX's short-term loan. The loan balance, including interest, was $108,767.00 at the time of transfer.

     This action was necessary to satisfy the terms and conditions of the line of credit AVTX had with Equi-share Financial. This action resolves this due-on-demand note without the need to raise additional short-term capital.

     2. The Board of Directors of AVTX has authorized that all shares of AVTX shall be eligible to receive dividends from AVTX. Prior to this action only preferred shares were eligible to receive dividends.

     This action will serve to give all of the equity owners of AVTX equal participation in future benefits. This resolution is effective 9/1/03.

     3. The Board of Directors has authorized that all shares of AVTX, common and preferred be granted voting rights on a one vote for one share basis. Previously, only Common AVTX shareholders had voting privileges. This resolution is effective 9/1/03.

     This action will serve to give all equity owners of AVTX equal rights in determining AVTX's future directions in those matters that warrant shareholder participation.

     4. The Board of Directors has authorized the conversion of additional shares of preferred stock to common stock for those shareholders that have or will meet holding period requirements. The authorization for conversion increases the past conversion percentage from 30% to 65%. This resolution is effective on January 1, 2004.

     This action represents an additional step towards full conversion of all preferred shares to common shares.