Form 10QSB
period 2003-12-31
ADVANCE TECHNOLOGIES INC
filed 2004-02-17
CIK 1081944

FORM 10 QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2003

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

As of December 31, 2003, approximately 22,833,717 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of December 31, 2003, approximately 38,681,657 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.

________________________________________________________________________________
                                     Page 1

                                TABLE OF CONTENTS


                                                                            Page

Cover Page                                                                    1
Part I                                                                        2
Financial Statement Item                                                      2
Financial Statements                                                          3
Balance Sheet                                                                 4
Income Statement                                                              5
Cashflow Statement                                                            6
Financial Footnotes                                                           7
Management Discussion                                                         7
Announcements                                                                 8
Business Overview                                                             8
Actions, Board of Directors                                                  10
Signatures                                                                   10


                                    Exhibits


Exhibits                                                                     11
Additional Exhibits                                                          12


________________________________________________________________________________
                                     Page 2

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________


ITEM 1.   FINANCIAL STATEMENTS







                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                December 31, 2003










                           Chisholm & Associates, CPA
                                  PO Box 540216
                            North Salt Lake, UT 84054
                               Tel: (801) 292-8756


________________________________________________________________________________
                                     Page 3

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________



                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                                                         December 31,       September 30,
                                                                             2003               2003
                                                                         ____________       _____________
                                                                         (Unaudited)

                                     ASSETS

Current Assets
  Cash                                                                    $  51,581          $  (2,029)
                                                                          _________          _________

Total Current Assets                                                         51,581             (2,029)
                                                                          _________          _________

Property & Equipment, Net                                                    12,476             14,440
                                                                          _________          _________

    Total Assets                                                          $  64,057          $  12,411
                                                                          =========          =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                        $       -          $   9,637
  Accrued Interest                                                                -                  -
  Note Payable - Officer                                                     46,800             46,800
  Advance Royalties                                                          25,000             25,000
                                                                          _________          _________

Total Current Liabilities                                                    71,800             81,437
                                                                          _________          _________

Long Term Liabilities
  Line of Credit                                                                  -                  -
                                                                          _________          _________

Total Long Term Liabilities                                                       -                  -
                                                                          _________          _________

    Total Liabilities                                                        71,800             81,437
                                                                          _________          _________

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 17,218,967 shares                                 22,766             22,766
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 38,858,057 Shares                      38,748             38,749
  Additional Paid in Capital                                                549,780            549,780

  Deficit Accumulated During the Development Stage                         (619,037)          (680,321)
                                                                          _________          _________

Total Stockholders' Equity                                                   (7,743)           (69,026)
                                                                          _________          _________

    Total Liabilities and Stockholders' Equity                            $  64,057          $  12,411
                                                                          =========          =========


________________________________________________________________________________
                                     Page 4

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________



                           Advance Technologies, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                 From the beginning
                                          For the three      For the three      of Development stage
                                          months ended       months ended         October 1, 1985
                                          December 31,       December 31,        thru December 31,
                                           2003               2002                  2003
                                          _____________      _____________      ____________________

Revenues                                   $   122,205        $     1,648             $ 182,229

Operating Expenses
  Depreciation & Amortization                    1,964              1,964                39,410
  Oranization Costs                                  -                  -                11,331
  Research & Development                             -                  -                72,750
  General & Administrative                      58,957              4,605               691,809
                                           ___________        ___________             _________

    Total Operating Expenses                    60,921              6,569               815,300
                                           ___________        ___________             _________

Operating Income (Loss)                         61,284             (4,921)             (633,071)
                                           ___________        ___________             _________

Other Income (Expense)
   Miscellaneous Income                              -                  -                98,000
   Interest Expense                                  -             (2,565)              (23,267)
                                           ___________        ___________             _________

    Total Other Income (Expense)                     -             (2,565)               74,733
                                           ___________        ___________             _________

Net Income (Loss)                          $    61,284        $    (7,486)            $(558,338)
                                           ===========        ===========             =========

Net Income (Loss) Per Share                $      0.00        $     (0.00)            $   (0.23)
                                           ===========        ===========             =========

Weighted Average Shares Outstanding         22,766,317         17,218,967             2,424,076
                                           ===========        ===========             =========



________________________________________________________________________________
                                     Page 5

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________



                           Advance Technologies, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           From the beginning
                                                                         For the three months ended       of development stage
                                                                                December 31,                October 1, 1985
                                                                         ___________________________              thru
                                                                                                              December 31,
                                                                          2003                2002                2003
                                                                         _______             _______      ____________________

Cash Flows from Operating Activities

  Net Income (Loss)                                                      $61,284             $(7,486)          $(558,338)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                           1,963               1,964              39,409
     Stock Issued for Services                                                 -                   -             403,025
     Organization Costs                                                        -                   -              11,331
     Decrease in Prepaids                                                      -                   -              14,680
  Change in Assets and Liabilities                                             -                   -                   -
     Increase in Deferred Income                                               -                   -                   -
     Increase (Decrease) in Accounts Payable and Accrued Expenses         (9,637)              2,565              23,274
                                                                         _______             _______           _________

  Net Cash Provided(Used) by Operating Activities                         53,610              (2,957)            (66,619)
                                                                         _______             _______           _________

Cash Flows from Investing Activities
  Investment in Subsidiary                                                     -                   -                 286
  Purchase of Equipment                                                        -                   -             (39,386)
                                                                         _______             _______           _________

  Net Cash Provided (Used) by Investing Activities                             -                   -             (39,100)
                                                                         _______             _______           _________

Cash Flows from Financing Activities
  Payments for Officer Loan                                                    -                   -             (41,200)
  Proceeds from Officer Loan                                                   -                   -              88,000
  Proceeds from Line of Credit                                                 -               4,500              85,500
  Proceeds from Issuance of Stock                                              -                   -              25,000
                                                                         _______             _______           _________

  Net Cash Provided(Used) by Financing Activities                              -               4,500             157,300
                                                                         _______             _______           _________

Increase (Decrease) in Cash                                               53,610               1,543              51,581
                                                                         _______             _______           _________

Cash and Cash Equivalents at Beginning of Period                          (2,029)              1,719                   -
                                                                         _______             _______           _________

Cash and Cash Equivalents at End of Period                                51,581               3,262           $  51,581
                                                                         =======             =======           =========

Cash Paid For:
  Interest                                                               $     -             $15,695           $  31,097
                                                                         =======             =======           =========
  Income Taxes                                                           $                   $     -           $       -
                                                                         =======             =======           =========



________________________________________________________________________________
                                     Page 6

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________


                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended December 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 31, 2003.

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

Advance Technologies has entered into a licensing agreement with Kollsman, Inc in 1997. which has incorporated the Company's technology into an Enhanced Vision System ("EVS") for use with Gulfstream Aerospace aircraft and other aircraft. The Kollsman EVS License has board applicability to commercial aviation.


________________________________________________________________________________
                                     Page 7

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________


BUSINESS OVERVIEW

The tragic events of September 11, 2001 have produced economic and bureaucratic shock waves that have had a direct effected on AVTX and our strategic plans. The effect has been most notable in the decline of the price of our common stock in the past two years reflecting the general slow down of our markets.

The acquisition of Telesis Technologies Inc., a privately held Taiwanese corporation was officially completed this fall by United Integrated Services
(UIS), a publicly traded Taiwan Corporation. Our agent agreement and joint projects are expected to continue without substantial change.

In December 2003 ATI delivered 15 Nightview camera to UIS for their Spectrum 9000 medical system sold in the far east. These units were exported under the terms of our agent agreement and in compliance with the terms and conditions of Department of Commerce License No. D293324 issued October 26, 2002.

A second shipment of 15 units is scheduled for export in January 2004 under the terms of the same export provisions. This export will complete the number of authorized units under the Department of Commerce license D293324.

UIS has asked ATI to apply for another export license for 50 additional IR Cameras. This will be the third license ATI has obtained for UIS (Telesis).

ATI was contacted by a medical service facility in the USA. The medical company is interested in conducting clinical trials on the Spectrum 9000 produced by UIS to investigate potential benefits in the treatment of diabetes, varicose veins, and other circulatory diseases. UIS has asked ATI to submit a peer review study proposal.


ENHANCED VISION ACTIVITIES

Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

Kollsman has issued a year end 2002 total program to date deliveries and sales.


                          ANNUAL UNITS DELIVERED & SOLD
                          =============================

                  INITIAL DELIVERY      UNITS SOLD         TOTAL
                  ________________      __________         _____

Year 2002               47                 29                29
Year 2003              108                107               107
________________________________________________________________
TOTAL                  155                136               136


________________________________________________________________________________
                                     Page 8

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________


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

We are currently waiting on price and delivery information from our USA supplier. This information has been delayed; we now expect information in the first quarter of 2004.

SPECTRUM 9000, MEDICAL EQUIPMENT

Advanced Technologies is working with a US medical service company to provide a clinical study, peer group review proposal to study and evaluate potential benefits to the treatment of circulatory diseases such as varicose veins, diabetes, and other potential applications. This study will be conducted under the direction of well recognized Surgeon.


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


________________________________________________________________________________
                                     Page 9

ADVANCE TECHNOLOGIES INC - 10-Q                            FILING DATE: 12/31/03
________________________________________________________________________________


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

December 14, 2003 the Board of Directors directed the Corporate attorney to file for authorization to issue 4,000,000 shares of AVTX common stock for the purpose of generating operating capitol for 2004. The proceeds of sales will be used to cover operating expense as AVTX completes their transition from a development company, dependent upon investments to an on-going profitable enterprise.


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ADVANCE TECHNOLOGIES, INC.
                                          (Registrant)



Date: January 23, 2004                    By: /s/ GARY E. BALL
                                              ___________________________
                                                  Gary E. Ball
                                                  President and Director


________________________________________________________________________________
                                     Page 10