Form 10QSB
period 2004-03-31
ADVANCE TECHNOLOGIES INC
filed 2004-05-13
CIK 1081944

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended March 31, 2004

                                       or

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

As of March 31, 2004, approximately 22,897,717 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of March 31, 2004, approximately 38,618,657 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.

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


                                    Exhibits



________________________________________________________________________________
                                     Page 2

ITEM 1.   FINANCIAL STATEMENTS







                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2004










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
                                           ===========        ===========             =========



________________________________________________________________________________
                                     Page 5



                           Advance Technologies, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         For the three months ended     From the beginning
                                                                                December 31,            of development stage
                                                                         __________________________     October 1, 1985
                                                                          2003                2002      thru December 31, 2003
                                                                         _______            _______     ______________________

Cash Flows from Operating Activities

  Net Income (Loss)                                                      $61,284            $(7,486)          $(558,338)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                           1,963              1,964              39,409
     Stock Issued for Services                                                 -                  -             403,025
     Organization Costs                                                        -                  -              11,331
     Decrease in Prepaids                                                      -                  -              14,680
  Change in Assets and Liabilities                                             -                  -                   -
     Increase in Deferred Income                                               -                  -                   -
     Increase (Decrease) in Accounts Payable and Accrued Expenses         (9,637)             2,565              23,274
                                                                         _______            _______           _________

  Net Cash Provided(Used) by Operating Activities                         53,610             (2,957)            (66,619)
                                                                         _______            _______           _________

Cash Flows from Investing Activities
  Investment in Subsidiary                                                     -                  -                 286
  Purchase of Equipment                                                        -                  -             (39,386)
                                                                         _______            _______           _________

  Net Cash Provided (Used) by Investing Activities                             -                  -             (39,100)
                                                                         _______            _______           _________

Cash Flows from Financing Activities
  Payments for Officer Loan                                                    -                  -             (41,200)
  Proceeds from Officer Loan                                                   -                  -              88,000
  Proceeds from Line of Credit                                                 -              4,500              85,500
  Proceeds from Issuance of Stock                                              -                  -              25,000
                                                                         _______            _______           _________

  Net Cash Provided(Used) by Financing Activities                              -              4,500             157,300
                                                                         _______            _______           _________

Increase (Decrease) in Cash                                               53,610              1,543              51,581
                                                                         _______            _______           _________

Cash and Cash Equivalents at Beginning of Period                          (2,029)             1,719                   -
                                                                         _______            _______           _________

Cash and Cash Equivalents at End of Period                                51,581              3,262           $  51,581
                                                                         =======            =======           =========

Cash Paid For:
  Interest                                                               $     -            $15,695           $  31,097
                                                                         =======            =======           =========
  Income Taxes                                                           $                  $     -           $       -
                                                                         =======            =======           =========



________________________________________________________________________________
                                     Page 6

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


GENERAL


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


BUSINESS OVERVIEW

The tragic events of September 11, 2001 have produced economic and bureaucratic shock waves that continue to effect ATI and our strategic plans. As time goes on the effect on ATI is less and the over-all business recovery is improving. Cost of capital and venture capital remain difficult in the high technology sector. US Government restrictions on the application of Infrared Technology to commercial application continue as we learn to work with new restrictions and reporting requirements. The commercial applications are becoming easier, export restriction are more difficult. The effect has been most notable in the decline of the price of our common stock and a general slow down of our markets.

Advance Technologies has reached an agreement in principle with a marketing and sales group to launch the NITEAGLE program. Terms of this agreement are expected to be finalized in April 2004.

The acquisition of Telesis Technologies Inc., a privately held Taiwanese corporation was officially completed this fall by United Integrated Services
(UIS), a publicly traded Taiwan Corporation. Our agent agreement and joint projects have been converted to UIS with no change in terms and conditions.

In January 2004 ATI delivered 15 Nightview camera to UIS for their Spectrum 9000 medical system sold in the far east. These units were exported under the terms of our agent agreement and in compliance with the terms and conditions of Department of Commerce License No. D293324 issued October 26, 2002. This second shipment completes the number of systems authorized under the export license.

ATI has applied for another export license for 50 additional IR Cameras. This will be the third license ATI has obtained for UIS (Telesis).

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

Kollsman has issued a through March 31, 2004 a total program to date deliveries and sales.


________________________________________________________________________________
                                     Page 6

                          ANNUAL UNITS DELIVERED & SOLD
                          =============================

                  INITIAL DELIVERY      UNITS SOLD         TOTAL
                  ________________      __________         _____

Year 2002               47                 29                29
Year 2003              108                107               107
Year 2004 (Q1)          19                 28                28
_______________________________________________________________
TOTAL                  174                164               164

The EVS market continues to develop on schedule.

On March 30, 2004 Gulfstream Aerospace announced that they have received an amendment to the EVS Supplemental Type Certification (STC) for their G-IV Aircraft. The addition of the G-IV increases the EVS market by more than 500 systems. As a result of this action, Gulfstream now offers EVS as a retrofit on six models (GIV, GIV-SP, G300, G400, and GV). The retrofit modification is combined with scheduled maintenance and can be performed at five Service Centers in the USA. EVS remains standard equipment on G450 & G550 currently in production.

The proposed rule change (February 2003, Federal Registrar) by the FAA have been adopted after nearly a year of study and review. The flight rule specifically approvals EVS for precision approaches in FAA defined low visibility operations. This rule takes away the last restriction, and EVS can now be expanded beyond the Business Jet (Part -91 operations) to the Regional Carriers (Part -135), Major Carriers (Part -121), and the Package Carrier operators (Part -127/-121).

The agreement between Kollsman and FedEx is proceeding with the EVS being slated for operation on all of FedEx's widebody aircraft.

NITEAGLE

The advancements in price, performance, and delivery of the microbolometer IR technology have matured to the point where NITEAGLE is commercially viable. This long awaited event is key to several commercial applications beyond NITEAGLE. Details of the final NITEAGLE agreement will be released in our next quarterly filing.

SPECTRUM 9000, MEDICAL EQUIPMENT

Advanced Technologies is working with a US medical service company to provide a clinical study, peer group review proposal to study and evaluate potential benefits to the treatment of circulatory diseases such as varicose veins, diabetes, and other potential applications. This study will be conducted under the direction of well recognized Surgeon.

UIS has asked ATI to submit a peer review study proposal. UIS has offered a Spectrum 9000 to the medical company at a very competitive price. We are still waiting on the medical company to prepare the "peer group" study proposal. The medical company has been very busy with their start up, and we expect a firm proposal to initiate negotiations with UIS. ATI believes the Spectrum 9000 can be used on a joint basis for the medical company daily business as well as a "show and tell" demonstrator for the US market.

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


________________________________________________________________________________
                                     Page 8

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

On December 14, 2003 the Board of Directors directed the Corporate attorney to file for authorization to issue 4,000,000 shares of AVTX common stock for the purpose of generating operating capitol for 2004. The proceeds of sales will be used to cover operating expense as AVTX completes their transition from a development company, dependent upon investments to an on-going profitable enterprise.

In February 2004, the Board of Directors rescinded the direction to the corporate attorney to file for the issuance of 4,000,000 shares and instructed the corporate attorney to prepare a Private Placement Memorandum for the private placement of 4,000,000 common shares subject to Rule 144 restrictions to provide for operating capital and new business development for 2004. Management believes this equity placement better suits the company's needs.


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ADVANCE TECHNOLOGIES, INC.
                                          (Registrant)




Date: May 12, 2004                        By: /s/ GARY E. BALL
                                          ______________________________
                                                  Gary E. Ball
                                                  President and Director


________________________________________________________________________________
                                     Page 9