Form 10QSB/A
period 2004-03-31
ADVANCE TECHNOLOGIES INC
filed 2004-05-19
CIK 1081944

FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2004


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                     ASSETS
                                                                                       March 31,              September 30,
                                                                                          2004                    2003
                                                                                      (Unaudited)
                                                                                      --------------          -------------
Current Assets
  Cash                                                                                         $ 204              $ (2,029)
                                                                                      --------------          -------------
Total Current Assets                                                                             204                (2,029)
                                                                                      --------------          -------------
Property & Equipment, Net                                                                     10,502                14,440
                                                                                      --------------          -------------
    Total Assets                                                                            $ 10,706              $ 12,411
                                                                                      ==============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                                           $ 9,637               $ 9,637
  Accrued Interest                                                                                 -                     -
  Note Payable - Officer                                                                      55,700                46,800
  Advance Royalties                                                                                -                25,000
                                                                                      --------------          -------------
Total Current Liabilities                                                                     65,337                81,437
                                                                                      --------------          -------------
    Total Liabilities                                                                         65,337                81,437
                                                                                      --------------          -------------
Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 17,218,967 shares                                                  22,897                22,766
  Preferred Stock, Series A Authorized 100,000,000 Shares of $.001
    Par Value, Issued and Outstanding 38,858,057 Shares                                       38,618                38,749
  Additional Paid in Capital                                                                 549,780               549,780

  Deficit Accumulated During the Development Stage                                          (665,926)             (680,321)
                                                                                      --------------          -------------
Total Stockholders' Equity                                                                   (54,631)              (69,026)
                                                                                      --------------          -------------
    Total Liabilities and Stockholders' Equity                                              $ 10,706              $ 12,411
                                                                                      ==============          =============

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the three      For the three   For the six     For the six      From inception on
                                               months ended     months ended    months ended     months ended     October 1, 1985
                                               March 31,        March 31,        March 31,       March 31,       thru March 31,
                                                  2004             2003            2004            2003               2004
                                             ----------------   -------------   -------------   --------------   -----------------
Revenues                                           $ 27,234             $ -        $ 149,439         $ 1,648           $ 209,463

Operating Expenses
  Depreciation & Amortization                         1,964           1,964            3,939           3,928           41,385.00
  Oranization Costs                                       -               -                -               -           11,331.00
  Research & Development                                  -               -                -               -              72,750
  General & Administrative                           64,354           4,251          131,105           8,856             766,227
                                             ----------------   -------------   -------------   --------------   -----------------
    Total Operating Expenses                         66,318           6,215          135,044          12,784             891,693
                                             ----------------   -------------   -------------   --------------   -----------------
Operating Income (Loss)                             (39,085)         (6,215)          14,395         (11,136)           (682,230)
                                             ----------------   -------------   -------------   --------------   -----------------
Other Income (Expense)
   Miscellaneous Income                                   -  #            -                -               -              98,000
   Interest Expense                                                  (2,565)                          (5,130)            (81,696)
                                             ----------------   -------------   -------------   --------------   -----------------
    Total Other Income (Expense)                          -          (2,565)               -          (5,130)             16,304
                                             ----------------   -------------   -------------   --------------   -----------------
Net Income (Loss)                                 $ (39,085)       $ (8,780)        $ 14,395       $ (16,266)         $ (665,926)
                                             ================   =============   =============   ==============   =================

Net Income (Loss) Per Share                         $ (0.00)        $ (0.00)          $ 0.00         $ (0.00)            $ (0.25)
                                             ================   =============   =============   ==============   =================

Weighted Average Shares Outstanding              22,833,717      17,218,967       22,833,717      17,218,967           2,706,562
                                             ================   =============   =============   ==============   =================


                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From the beginning
                                                                                                        of development stage
                                                                       For the six months ended           October 1, 1985
                                                                               March 31,                         thru
                                                                      -------------------------------          March 31,
                                                                           2004              2003                2004
                                                                      ---------------   -------------     -----------------
Cash Flows from Operating Activities

  Net Income (Loss)                                                     $ 14,395           $ (16,266)           $ (665,926)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                           3,938               3,928                28,885
     Stock Issued for Services                                                 -                   -               403,025
     Organization Costs                                                        -                   -                11,331
     Decrease in Prepaids                                                      -                   -                14,680
  Change in Assets and Liabilities                                             -                   -                     -
     Increase in Deferred Income                                               -                   -                     -
     Increase (Decrease) in Bank Overdraft                                (2,029)                                        -
     Increase (Decrease) in Accounts Payable and Accrued Expenses        (25,000)              5,130                81,109
                                                                      ---------------   -------------     -----------------
  Net Cash Provided(Used) by Operating Activities                         (8,696)             (7,208)             (126,897)
                                                                      ---------------   -------------     -----------------
Cash Flows from Investing Activities
  Investment in Subsidiary                                                     -                   -                   286
  Purchase of Equipment                                                        -                   -               (39,386)
                                                                      ---------------   -------------     -----------------
  Net Cash Provided (Used) by Investing Activities                             -                   -               (39,100)
                                                                      ---------------   -------------     -----------------
Cash Flows from Financing Activities
  Payments for Officer Loan                                                    -                   -               (41,200)
  Proceeds from Officer Loan                                               8,900               1,000                96,900
  Proceeds from Line of Credit                                                 -               4,500                85,500
  Proceeds from Issuance of Stock                                              -                   -                25,000
                                                                      ---------------   -------------     -----------------
  Net Cash Provided(Used) by Financing Activities                          8,900               5,500               166,200
                                                                      ---------------   -------------     -----------------
Increase (Decrease) in Cash                                                  204              (1,708)                  204
                                                                      ---------------   -------------     -----------------
Cash and Cash Equivalents at Beginning of Period                               -               1,719                     -
                                                                      ---------------   -------------     -----------------
Cash and Cash Equivalents at End of Period                                   204                  11                 $ 204
                                                                      ===============   =============     =================
Cash Paid For:
  Interest                                                                   $ -                 $ -                   $ -
                                                                      ===============   =============     =================
  Income Taxes                                                               $ -                 $ -                   $ -
                                                                      ===============   =============     =================

                           ADVANCE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2003.

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



                                          ADVANCE TECHNOLOGIES, INC.
                                          (Registrant)




Date: May 18, 2004                        By: /s/ GARY E. BALL
                                          ______________________________
                                                  Gary E. Ball
                                                  President and Director