Form 10QSB
period 2004-06-30
ADVANCE TECHNOLOGIES INC
filed 2004-08-16
CIK 1081944

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


        {X} Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               For the quarterly period ended June 30, 2004

                                    or

       { } Transition report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


          For the transition period____________to_______________


                      Commission file number 0-27175


                        ADVANCE TECHNOLOGIES, INC.
          ______________________________________________________
          (Exact name or registrant as specified in its charter)


     Nevada                                                 95-4755369
______________________________                            _________________
(State or other jurisdiction                              (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

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

As of June 30, 2004, approximately 28,306,416 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of June 30, 2004, approximately 37,208,951 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.

__________________________________________________________________________
                                  Page 1


                             TABLE OF CONTENTS


                                                                      Page

     Cover Page                                                        1

Part I
     Financial Statements                                              2
     Balance Sheet                                                     3
     Income Statement                                                  4
     Cashflow Statement                                                5
     Financial Footnotes                                               6

Part II
     Management Discussion                                             6
     Business Overview                                                 7
     Actions, Board of Directors                                       8
     Signatures                                                       10





ITEM 1.   FINANCIAL STATEMENTS







                        ADVANCE TECHNOLOGIES, INC.

                       (A Development Stage Company)

                     Consolidated Financial Statements

                               June 30, 2004



























































                                     2
                         Advance Technologies, Inc.
                       (a Development Stage Company)
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------

                                                  June 30,    September 30,
                                                    2004           2003
                                               -------------  -------------
                                                (Unaudited)
Current Assets
  Cash                                         $      1,192   $     (2,029)
                                               -------------  -------------
     Total Current Assets                             1,192         (2,029)
                                               -------------  -------------
Property & Equipment, Net                             8,532         14,440
                                               -------------  -------------
     Total Assets                              $      9,724   $     12,411
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities
  Accounts Payable                             $      9,637   $      9,637
  Accrued Interest                                      -              -
  Note Payable - Officer                             64,700         46,800
  Advance Royalties                                     -           25,000
                                               -------------  -------------
     Total Current Liabilities                       74,337         81,437
                                               -------------  -------------
     Total Liabilities                               74,337         81,437
                                               -------------  -------------
Stockholders' Equity
  Common Stock, Authorized 100,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 28,306,416 shares, and
   22,766,517                                        28,306         22,766
  Preferred Stock, Series A Authorized
   100,000,000 Shares of $.001 Par Value,
   Issued and Outstanding 37,208,958 Shares,
   and 38,748,857                                    37,209         38,749
  Additional Paid in Capital                        549,780        549,780
  Deficit Accumulated During the Development
   Stage                                           (679,908)      (680,321)
                                               -------------  -------------
     Total Stockholders' Equity                     (64,613)       (69,026)
                                               -------------  -------------
     Total Liabilities and
     Stockholders' Equity                      $      9,724   $     12,411
                                               =============  =============



                         Advance Technologies, Inc.
                       (a Development Stage Company)
              Consolidated Statements of Operations(Unaudited)

                                                                            From the
                                                                         beginning of
                            For         For          For         For      Development
                         the Three   the Three     the nine    the nine      stage
                           months      months       months      months     October 1,
                           ended       ended        ended        ended     1985 thru
                          June 30,    June 30,     June 30,    June 30,     June 30,
                            2004        2003         2004        2003         2004
                        ----------- -----------  ----------- -----------  -----------
Revenues                $     -     $      466   $  149,439  $    2,115   $  209,463

Operating Expenses
 Depreciation &
  Amortization               1,969       1,964        5,908       5,892       43,354
 Organization Costs           -           -            -            -         11,331
 Research & Development       -           -            -            -         72,750
 General &
  Administrative            12,012       9,744      143,117      18,601      778,239
                        ----------- -----------  ----------- -----------  -----------
 Total Operating
 Expenses                   13,981      11,708      149,025      24,493      905,674
                        ----------- -----------  ----------- -----------  -----------
Operating Income (Loss)    (13,981)    (11,242)         414     (22,378)    (696,211)
                        ----------- -----------  ----------- -----------  -----------

Other Income (Expense)
 Miscellaneous Income         -           -            -            -         98,000
 Interest Expense             -         (2,700)        -         (7,830)     (81,696)
                        ----------- -----------  ----------- -----------  -----------
   Total Other Income
   (Expense)                  -         (2,700)        -         (7,830)      16,304
                        ----------- -----------  ----------- -----------  -----------
   Net Income (Loss)    $  (13,981) $  (13,942)  $      414  $  (30,208)  $ (679,907)
                        =========== ===========  =========== ===========  ===========

Net Income (Loss)
Per Share               $    (0.00) $    (0.00)  $     0.00  $    (0.00)  $    (0.22)
                        =========== ===========  =========== ===========  ===========
Weighted Average
Shares Outstanding      27,491,303  17,218,967   25,162,510  17,218,967    3,035,963
                        =========== ===========  =========== ===========  ===========










                         Advance Technologies, Inc.
                       (a Development Stage Company)
              Consolidated Statements of Cash Flows(Unaudited)

                                                                           From the
                                                                        beginning of
                                                                         development
                                                                       stage October
                                            For the nine months ended      1, 1985
                                                     June 30,               thru
                                          ----------------------------    June 30,
                                               2004           2003           2004
                                          -------------  -------------  -------------
Cash Flows from Operating Activities
 Net Income (Loss)                        $        414   $    (16,266)  $   (679,908)
 Adjustments to Reconcile Net Loss to
 Net Cash Provided by Operations:
  Depreciation & Amortization                    5,906          3,928         30,854
  Stock Issued for Services                      4,000           -           407,025
  Organization Costs                              -              -            11,331
  Decrease in Prepaids                            -              -            14,680
 Change in Assets and Liabilities
  Increase (Decrease) in Accounts
   Payable and Accrued Expenses                (25,000)         5,130         81,109
                                          -------------  -------------  -------------
   Net Cash Provided(Used) by
   Operating Activities                        (14,680)        (7,208)      (134,909)
                                          -------------  -------------  -------------
Cash Flows from Investing Activities

 Investment in Subsidiary                         -              -               286
 Purchase of Equipment                            -              -           (39,386)
                                          -------------  -------------  -------------
   Net Cash Provided (Used) by
   Investing Activities                           -              -           (39,100)

Cash Flows from Financing Activities
 Payments for Officer Loan                        -              -           (41,200)
 Proceeds from Officer Loan                     17,900          1,000        105,900
 Proceeds from Line of Credit                     -             4,500         85,500
 Proceeds from Issuance of Stock                  -              -            25,000
                                          -------------  -------------  -------------
   Net Cash Provided(Used) by
   Financing Activities                         17,900          5,500        175,200
                                          -------------  -------------  -------------
   Increase (Decrease) in Cash                   3,220         (1,708)         1,191
                                          -------------  -------------  -------------
   Cash and Cash Equivalents at
   Beginning of Period                          (2,029)         1,719           -
                                          -------------  -------------  -------------
   Cash and Cash Equivalents
   at End of Period                              1,191             11          1,191
                                          =============  =============  =============

Cash Paid For:
 Interest                                 $       -      $       -      $       -
                                          =============  =============  =============
 Income Taxes                             $       -      $       -      $       -
                                          =============  =============  =============



                        ADVANCE TECHNOLOGIES, INC.
                       (A Development Stage Company)
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2004


GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2003.

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

Part II - Management's Discussion

BUSINESS OVERVIEW

The tragic events of September 11, 2001 and the resulting high level of security activity continues to effect ATI and our strategic plans. As time passes the impact is lessen and the over-all business recovery will improve. The cost of venture capital remains high for the technology sector. US Government restrictions on the application of Infrared Technology to commercial application continue to be tight as we learn to work with new restrictions and reporting requirements.

Advance Technologies had reached an agreement via a letter of intent in principle with a marketing and sales group to launch the NITEAGLE program. Terms of this agreement were projected to be completed in April 2004. As of June 30, 2004 a final agreement has not been reached. As of now, ATI believes that it is unlikely that a satisfactory agreement can be reach. Therefore, ATI has re-open our discussions with other potential business partners.

ATI application for an export license for 50 additional IR Cameras for United Integrated Services is proceeding. This will be the third license ATI has obtained for UIS. The export license application is with United States Department of Commerce.

ATI was contacted by a medical service facility in the USA. The medical service company is interested in conducting clinical trials on the Spectrum 9000 produced by UIS to investigate potential benefits in the treatment of circulatory diseases. The medical company is fully engaged in bring their core business (varicose vein treatment) up to speed utilizing a new approach based upon LASER technology. This project has slipped into 2005 at the earliest. As a result, ATI will remain in contact, but will continue to investigate other options as they present themselves.


ENHANCED VISION ACTIVITIES

Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

Kollsman has issued a detailed report of all sales and deliveries through June 30, 2004. A summary of those sales are as shown.


                       ANNUAL UNITS DELIVERED & SOLD
                       =============================

                  INITIAL DELIVERY      UNITS SOLD         TOTAL
                  ________________      __________         _____

Year 2002               47                 29                29
Year 2003              108                107               107
Year 2004 (Q2)          29                 46                48
_______________________________________________________________
TOTAL                  184                182               184


The EVS market continues to develop on schedule. Beginning with our next filing we will no longer report on units delivered and sold. In lieu of this we will report on royalties received. This change has been done at Kollsman's request to prevent tracking of EVS sales by potential competitors. In the future Advance Technologies will report only those unit sales publicly reported by Kollsman.

On March 30, 2004 Gulfstream Aerospace announced that they have received an amendment to the EVS Supplemental Type Certification (STC) for their G-IV Aircraft. The addition of the G-IV increases the EVS market by more than 500 systems. As a result of this action, Gulfstream now offers EVS as a retrofit on six models (GIV, GIV-SP, G300, G400, and GV). The retrofit modification is combined with scheduled maintenance and can be performed at five Service Centers in the USA. EVS remains standard equipment on G450 & G550 currently in production. See Gulfstream.com for more details.

The proposed rule change (February 2003, Federal Registrar) by the FAA was adopted after nearly a year of study and review. The flight rule specifically approvals EVS for precision approaches in FAA defined low visibility operations. This rule takes away the last restriction, and EVS can now be expanded beyond the Business Jet (Part -91 operations) to the Regional Carriers (Part -135), Major Carriers (Part -121), and the Package Carrier operators (Part -127/-121).

Gulfstream Aerospace received the prestigious Collier Award for their G550 aircraft. This award was in recognition for Gulfstream's contribution to aviation. Industry observers have given Enhance Vision System credit as a key element in GAC winning the award.

The agreement between Kollsman and FedEx is proceeding with the EVS being slated for operation on all of FedEx's widebody aircraft. See Kollsman.com for additional details.

In June Elbit Systems Ltd., the parent company of Kollsman announced that they have concluded an agreement with Honeywell to supply the electro-optical projection units for the FedEx program. This is an important step forward to develop a full EVS capability (i.e. HUD & EVS) For additional information see Elbitsystems.com.




NITEAGLE

The advancements in price, performance, and delivery of the microbolometer IR technology have matured to the point where NITEAGLE is commercially viable. This long awaited event is key to several commercial applications besides NITEAGLE. As a result of the termination of negotiations with the major principles, other options will be explored for NITEAGLE. ATI has been working with key suppliers for NITEAGLE. ATI remains confident over the viability of the NITEAGLE opportunity, but the direction and timing of the business opportunity is unclear at this time.

SPECTRUM 9000, MEDICAL EQUIPMENT

Advanced Technologies was working with a US medical service company to provide a clinical study, peer group review proposal to study and evaluate potential benefits to the treatment of circulatory diseases such as varicose veins, diabetes, and other potential applications.

The US medical service company has experienced start up problems with their LASER equipment. The nature and extent of the problem is unknown. The impact of the problem has cause a delay in the program. ATI has informed UIS of the current status, and the situation is under review.

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

FINANCIAL ANALYSIS

The results on the operation present projects of likely future events that cannot be guaranteed. Therefore, the financial analysis does not include projects, and no quantitative assessment has been provided based upon the future discussion of potential events in section 3.

No material changes have been provided; therefore impact of unforeseeable events cannot be assessed.

Present financial plans are adequate to meet our cash flow needs with our current project schedule.

ADVANCE TECHNOLOGIES INC. BOARD OF DIRECTOR ACTIONS

The maturity of the Enhanced Vision Project has provided the need to make adjustments to prepare for our transition from a "development company" to a mature self-sustaining company. We had anticipated a full transition by mid-2004, it now appears achievement of this milestone will be in the fourth quarter of 2004 or January 2005. Accordingly, the following actions have been authorized by the AVTX Board of Directors to smooth the transition of AVTX.

On June 15, 2004 the Board of Directors has authorize that all Class B preferred shares to be eligible for conversion to Class A common shares provided the two year holding period has been satisfied. The effective date for 100% conversion is January 1, 2005.

On June 15, 2004 the Board of Directors extended an invitation to Gary L. Bane to re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane withdrew from the BOD in 2002 due to pressing demands from his many business ventures. We are pleased that Mr. Bane's schedule abated, which has permitted him to re-join the BOD. Mr. Bane term on ATI's BOD will be effective on September 1, 2004.

On June 15, 2004 the Board of Directors has authorized the contacting of two additional individuals to join ATI's Board of Directors.

ATI's BOD members have served on the Board without compensation. Because the Board Members were major shareholders, the need for supplement compensation was deemed as unnecessary. As ATI moves to expand our Board of Directors to include individuals that are not necessary share holders in ATI, it is appropriate that the subject of BOD compensation be revisited. Therefore, the Board of Directors has authorized the investigation of Board of Directors compensation to determine suitable and common practices in this regard.

The President & CEO, Gary E. Ball, continues to serve without salary compensation or stock incentives. Once a full and independent Board of Directors has been established, this subject will be reviewed in 2005.

Wendy S. Ball, has asked to be removed from the Board of Directors. Ms. Ball will continue to serve until January 1, 2005. Ms. Ball, was recently promoted to National Sales Manager for Christian Lacroix. The executive level position requires extensive travel and work demands that necessitates the request.


In February 2004, the Board of Directors directed our corporate attorney to file for the issuance of 4,000,000 shares and instructed the corporate attorney to prepare a Private Placement Memorandum for the private placement of 4,000,000 common shares subject to Rule 144 restrictions to provide for operating capital and new business development for 2004. As of June 30, 2004, 500,000 shares of ATI preferred shares has been placed, and the activity is continuing.







                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ADVANCE TECHNOLOGIES, INC.
                                   (Registrant)




Date: August 10, 2004              By: /s/ GARY E. BALL
                                   ______________________________
                                   Gary E. Ball
                                   President and Director













