Form 10KSB
period 2004-09-30
ADVANCE TECHNOLOGIES INC
filed 2005-01-18
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended September 30, 2004

                        Commission File No. 0-27175


                        ADVANCE TECHNOLOGIES, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)

     Nevada                                           95-4755369
_____________________________          ____________________________________
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or organization)


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


     The aggregate market value of voting stock 28,319,416 held by non-affiliates of the Registrant as of September 30, 2004 was approximately $ 649,482.


     On October 1, 2004, approximately 37,195,958 preferred Shares of the Registrant's Common Stock, $0.001 par value, were outstanding.


                    Documents Incorporated by Reference
                           Exhibit A & Exhibit B





                        ADVANCE TECHNOLOGIES, INC.
                             TABLE OF CONTENTS


                                                                      Page
                                  PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 5

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 5

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . 5

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . 6

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . 9

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .24


                                  PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .24

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .25

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .25

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .25

                                  PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT. . . . .25

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .26



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

     Significant Corporate Milestones

     In February of 2004 the Federal Aviation Administration adopted their proposed change for operating rules which has greatly expand the EVS market opportunities. These changes deal with the operating rules for flight operations under low or reduced visibility conditions. Advance Technologies Inc. is pleased with the finalization and the introduction of these needed changes.

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

ITEM 2. PROPERTIES

     The Company's executive offices are located in Palos Verdes Estates, California.


ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings known or pending against the Registrant or its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security holders through the solicitation of proxies or Otherwise, during the fiscal year ended September 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company is currently trading, OTC, on the Nationals Association of Securities Dealers "Pink Sheets" with the high bid at $0.13 per share and the low bid of $0.02 per share during the last year. Additional information required by this item may be found in the Company's 2003 Financial Statements.

     On September 30, 2004 there was 28,319,416 shares outstanding of registrant's common stock, at $0.001 par value.

     The increase of common stock from 22,766,517 to 28,319,416 resulted from conversion of 144 restricted stock to free trading stock. The conversion was authorized by the board of directors of Advance Technologies on January 1, 2003.

     On September 30, 2004 there was 37,195,958 shares outstanding of registrant's preferred class B stock. The reduction from 42,748,857 to 37,195,958 was the result of the conversion of Class B shares to common shares by shareholders during the fiscal year.

     Effective January 1, 2004 the board of directors has authorized the conversion of an additional 35% of preferred shares into common provided the holding period has been satisfied. This will increase the converted percentage to 100% once minimum holding periods have been satisfied.

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

     ATI application for an export license for 50 additional IR Cameras for United Integrated Services has been approved. This will be the third license ATI has obtained for UIS. The export license application is with United States Department of Commerce. The explore value for the 50 units is $250,000.00 as specified in the export license.


ENHANCED VISION ACTIVITIES

     Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

     Kollsman has issued a detailed report of all sales and deliveries through September 30, 2004. The EVS market continues to develop on schedule. As stated in our June 30, 2004 filing we will no longer report on units delivered and sold. In lieu of this we will report on royalties received. This change has been done to prevent tracking of EVS sales by potential competitors. This action is in response to increase activity in the EVS market. In the future Advance Technologies will report only those unit sales publicly reported by Kollsman.

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

     Advance Technologies had reached an agreement via a letter of intent in principle with a marketing and sales group to launch the NITEAGLE program. Terms of this agreement were projected to be completed in April 2004. As of September 30, 2004 a final agreement has not been reached. As of now, ATI believes that it is unlikely that a satisfactory agreement can be reach. Therefore, ATI has re-open our discussions with other potential business partners.

     ATI application for an export license for 50 additional IR Cameras for United Integrated Services has been approved. This will be the third license ATI has obtained for UIS. The export license application is with United States Department of Commerce. The explore value for the 50 units is $250,000.00 as specified in the export license.

     ATI was contacted by a medical service facility in the USA. The medical service company is interested in conducting clinical trials on the Spectrum 9000 produced by UIS to investigate potential benefits in the treatment of circulatory diseases. The medical company is fully engaged in bring their core business (varicose vein treatment) up to speed utilizing a new approach based upon LASER technology. This project has been placed on hold. As a result, ATI will continue to investigate other options as they present themselves.

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

ITEM 7. FINANCIAL STATEMENTS.






                         ADVANCE TECHNOLOGIES, INC.
                       (A Development Stage Company)

                     Consolidated Financial Statements

                        September 30, 2004 and 2003






                              C O N T E N T S


Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .11

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .13

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . .14

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .  17

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . .  19

/Letterhead/


                        INDEPENDENT AUDITOR'S REPORT
                       ------------------------------


To the Board of Directors and Stockholders of Advance Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Advance Technologies, Inc. (a development stage company) as of September 30, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003 and from inception on October 1, 1985 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a development stage company) as of September 30, 2004 and 2003 and the results of its operations and cash flows for the years ended September 30, 2004 and 2003 and from inception on October 1, 1985 through September 30, 2004 in conformity with the standards of the Public Company Accounting Oversight Board (United States).

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

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf, & Nilson, LLC
Bountiful, Utah
December 27, 2003

                                     11

                         Advance Technologies, Inc.
                       (A Development Stage Company)
                        Consolidated Balance Sheets

                                     ASSETS
                                     -------

                                                                   September 30,
                                                            2004         2003
                                                        -----------  -----------
CURRENT ASSETS

  Cash                                                  $    1,773   $     -
                                                        -----------  -----------
   Total Current Assets                                      1,773         -
                                                        -----------  -----------
PROPERTY & EQUIPMENT, net                                    6,562       14,440
                                                        -----------  -----------
  TOTAL ASSETS                                          $    8,335   $   14,440
                                                        ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES

  Bank Overdraft                                        $     -      $    2,029
  Accounts payable                                           4,883        9,637
  Accrued Interest                                            -            -
  Advance Royalties                                           -          25,000
  Notes payable-officer                                     59,300       46,800
                                                        -----------  -----------
   Total Current Liabilities                                64,183       83,466

LONG-TERM DEBT

  Line of Credit                                              -            -
                                                        -----------  -----------

  TOTAL LIABILITIES                                         64,183       83,466

STOCKHOLDERS' EQUITY

  Common stock, authorized 100,000,000 shares of
    $0.001 par value, issued and outstanding
     28,319,416 and 22,766,517 shares, respectively         28,319       22,766
  Preferred Stock, Series A authorized 100,000,000
    shares of $0.001 par value, issued and outstanding
    37,195,958 and 38,748,857 shares, respectively          37,196       38,749
  Additional paid-in capital                               550,889      549,780
  Retained earnings (deficit)                             (672,252)    (680,321)
                                                        -----------  -----------
   Total Stockholders' Equity                              (55,848)     (69,026)
                                                        -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    8,335   $   14,440
                                                        ===========  ===========

   The accompanying notes are an integral part of these financial statements.
                                       12

                           Advance Technologies, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                 For the Period
                                                                    of entering
                                                                    Development
                                                                      Stage on
                                                                     October 1,
                                               For the Year Ended   1985 Through
                                                   September 30,    September 30,
                                                2004        2003         2004
                                            ----------- -----------  -----------
REVENUES

  Royalty Income                            $   25,000  $     -      $   25,000
  Consulting Fees                                5,366        -          65,390
  Product Sales                                119,073        -         119,073
                                            ----------- -----------  -----------
   Total Sales                                 149,439        -         209,463

COST OF GOODS SOLD

  Product Purchases                            114,020        -         114,020
                                            ----------- -----------  -----------
   Gross Profit                                 35,419        -          95,443

EXPENSES

  Depreciation & Amortization                    7,877       7,927       45,323
  Organization Costs                              -           -          11,301
  Research & Development                          -           -          72,750
  General and administrative                    19,473      23,890      713,054
                                            ----------- -----------  -----------
   Total Expenses                               27,350      31,817      842,428
                                            ----------- -----------  -----------
INCOME (LOSS) FROM OPERATIONS                    8,069     (31,817)    (746,985)
                                            ----------- -----------  -----------
OTHER INCOME (EXPENSE)

  Interest Expense                                -           -         (23,267)
  Miscellaneous Income                            -           -          98,000
                                            ----------- -----------  -----------

   Total Other Income (Expense)                   -           -          74,733
                                            ----------- -----------  -----------
NET INCOME (LOSS)                           $    8,069  $  (31,817)  $ (672,252)
                                            =========== ===========  ===========

NET LOSS PER SHARE
  Loss Per Share                            $    (0.00) $    (0.00)  $    (0.20)
                                            =========== ===========  ===========
  Weighted average shares
  outstanding                               25,219,406  20,249,214    3,338,729
                                            =========== ===========  ===========

 The accompanying notes are an integral part of these financial statements.
                                     13

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2004)

                                                                              Deficit
                                                                          Accumulated
                                          Additional                       During the
                           Common Stock      Paid-In      Preferred Stock Development
                         Shares    Amount    Capital      Shares  Amount        Stage
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  October 1, 1985
  (beginning of the
  development stage)      6,487  $     7    $58,161            -  $     -  $ (60,701)

Shares issued for
  coal royalties at
  $0.01                   4,369        4      1,525            -        -           -

Shares issued for
  services at $0.25         554        1      4,849            -        -           -

Shares issued for
  services at $0.03       1,601        2      1,680            -        -           -

Shares issued for
  services at $0.25       1,274        1     11,145            -        -           -

Shares issued for
  services at $0.01       2,290        2        798            -        -           -

Shares issued for
  services at $0.25      37,203       37    325,487            -        -           -

Preferred shares
  issued for services          -        -          -      10,048     1,004          -

Preferred shares
  expire                       -        -     1,004      (10,048)  (1,004)          -

Net loss since the
  beginning of the
  development stage
  at October 1, 1985           -        -          -           -         -  (344,001)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 1995     53,778       54    404,649            -         -  (404,702)

Shares issued for
  services at $0.25       5,714        6     49,994            -         -          -

Share round up               (6)      (1)          -           -         -          -

Net loss for
  the year ended
  September 30, 1996           -        -          -           -         -   (50,000)

Balance,
  September 30, 1996     59,486       59    454,643            -         -  (454,702)

 The accompanying notes are an integral part of these financial statements.
                                     14

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2004)

                                                                              Deficit
                                                                          Accumulated
                                          Additional                       During the
                           Common Stock      Paid-In      Preferred Stock Development
                         Shares    Amount    Capital      Shares  Amount        Stage
                     ----------- -------- ---------- ----------- --------- ----------
Balance Forward          59,486       59    454,643            -        -   (454,702)

Shares issued for
  services at $0.25         608        1      5,324            -        -           -

Net loss for
  the year ended
  September 30, 1997           -        -          -           -        -     (5,325)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 1997     60,094       60    459,967            -        -   (460,027)

Shares issued for
  services at $0.001     12,828       13        436            -        -           -

Net loss for
 the year ended
 September 30, 1998            -        -          -           -        -       (447)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 1998     72,922       73    460,403            -        -   (460,474)

Shares issued for
  cash at $0.01       2,500,000    2,500     22,500            -        -           -

Shares issued for
  common stock of
  SeaCrest Industries
  Corp. at $0.001              -        -   (36,457)  50,254,102  50,254            -

Net loss for
  the year ended
  September 30, 1999           -        -          -           -        -    (90,126)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 1999  2,572,922    2,573    446,446   50,254,102  50,254    (550,600)

Net loss for
  the year ended
  September 30, 2000           -        -          -           -        -   (101,799)
                     ----------- -------- ---------- ----------- --------- ----------
Balance, September
  30, 2000            2,572,922    2,573    446,496   50,254,102  50,254    (652,399)

 The accompanying notes are an integral part of these financial statements.
                                     15

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2004)

                                                                              Deficit
                                                                          Accumulated
                                          Additional                       During the
                           Common Stock      Paid-In      Preferred Stock Development
                         Shares    Amount    Capital      Shares  Amount        Stage
                     ----------- -------- ---------- ----------- --------- ----------
Balance Forward       2,572,922    2,573    446,446   50,254,102  50,254    (652,399)

Net income (loss)
 for the year ended
 September 30, 2001            -        -          -           -        -     31,669
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 2001  2,572,922    2,573    446,446   50,254,102  50,254    (620,730)

Shares issued for
  services at $0.001  3,250,000    3,250           -           -        -           -

Shares converted to
  common stock       11,396,045   11,396           - (11,396,045)(11,396)           -

Net income (loss)
  for the year ended
  September 30, 2002           -        -          -           -        -    (27,774)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 2002 17,218,967   17,219    446,446   38,858,057    38,858  (648,504)

Shares issued for
  conversion of debt  5,438,350    5,438    103,334            -         -          -

Shares issued for
  conversion of
  Preferred stock       109,200      109           -    (109,200)     (109)         -

Net income (loss)
  for the year ended
  September 30, 2003           -        -          -           -         -   (31,817)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 2003 22,766,517   22,766    549,780   38,748,857    38,749  (680,321)

Shares issued for
  private placement   4,000,000    4,000      1,109            -         -         -

Shares issued for
  conversion of
  Preferred stock     1,552,899    1,553           -  (1,552,899)   (1,553)        -

Net income (loss)
  for the year ended
  September 30, 2004           -        -          -           -         -      8,069
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
  September 30, 2004 28,319,416  $28,319   $550,889   37,195,958 $  37,196 $(672,252)
                     =========== ======== ========== =========== ========= ==========

 The accompanying notes are an integral part of these financial statements.
                                     16
                         Advance Technologies, Inc.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows

                                                                       For the Period
                                                                        of entering
                                                                        Development
                                                                          Stage on
                                                                         October 1,
                                                   For the Year Ended   1985 Through
                                                       September 30,    September 30,
                                                     2004        2003         2004
                                                 ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $    8,069  $  (31,817)  $ (672,252)
  Adjustments to reconcile net loss to net cash,
   provided by operations:
   Stock issued for services                               -           -     403,025
   Depreciation & Amortization                        7,877       7,927       45,323
   Organization Costs                                      -           -      11,331
   Decrease in prepaids                                    -           -      14,680
   Increase (Decrease) in accrued liabilities       (31,782)     11,671       68,857
                                                 ----------- -----------  -----------
   Net Cash Flows Used in Operating Activities      (15,836)    (12,219)    (134,036)
                                                 ----------- -----------  -----------
CASH FLOWS USED IN INVESTMENT ACTIVITIES

  Purchase of Equipment                                    -           -     (39,386)
  Investment in Subsidiary                                 -           -         286
                                                 ----------- -----------  -----------
   Net Cash Used in Investment Activities                  -           -     (39,100)
                                                 ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash paid on Loan from Officer                     (7,000)           -     (48,200)
  Proceeds from Loan from Officer                    19,500      10,500      107,500
  Proceeds from Line of Credit                             -           -      85,500
  Proceeds from Issuance of Stock                     5,109            -      30,109
                                                 ----------- -----------  -----------
   Net Cash Flows from Financing Activities          17,609      10,500      174,909
                                                 ----------- -----------  -----------
NET INCREASE (DECREASE) IN CASH                       1,773      (1,719)       1,773

CASH, BEGINNING OF YEAR                                    -      1,719             -
                                                 ----------- -----------  -----------
CASH, END OF YEAR                                $    1,773  $         -  $    1,773
                                                 =========== ===========  ===========


 The accompanying notes are an integral part of these financial statements.
                                     17


                         Advance Technologies, Inc.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                -Continued-

                                                                       For the Period
                                                                        of entering
                                                                        Development
                                                                          Stage on
                                                                         October 1,
                                                   For the Year Ended   1985 Through
                                                       September 30,    September 30,
                                                     2004        2003         2004
                                                 ----------- -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Paid for:
   Interest                                      $         - $         -  $         -
   Taxes                                         $         - $         -  $         -

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

     During the year ending September 30, 2004, a total of 1,552,869 shares of preferred stock were converted to common stock.






 The accompanying notes are an integral part of these financial statements.
                                     18

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2004 and 2003


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





                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2004 and 2003


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.  Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                   From
                                                               Inception on
                                                               October 1,
                                     For the Years Ended      1985 Through
                                      September 30,           September 30,
                                     2004           2003           2004
                                -------------  -------------  -------------
       Numerator - net loss     $      8,062   $    (31,817)  $   (672,252)

       Denominator - weighted
        average number of shares
        outstanding               20,249,214     20,249,214      3,338,729
                                =============  =============  =============
       Loss per share           $      (0.00)  $      (0.00)  $      (0.20)
                                =============  =============  =============

       f.  Provision for Income Taxes

       No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $679,252 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

       Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

       Deferred tax assets and the valuation account is as follows at September 30, 2004 and 2003.

                                         September 30,
                                     2004           2003
                                 ------------   ------------
       Deferred tax asset:
        NOL carryforward         $   196,946    $   231,200
       Valuation allowance          (196,946)      (231,200)
                                 ------------   ------------
       Total                     $          -   $          -
                                 ============   ============

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2004 and 2003

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

          h.  Revenue Recognition

          The Company receives revenues for consulting services performed and product sales. Consulting services are recorded as sales when services are complete. Product sales are recorded as revenue when the products are shipped to the buyer.

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







                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2004 and 2003


NOTE 4 -  PROPERTY & EQUIPMENT

          Property & Equipment consists of the following at September 30, 2004 and 2003:

                                                        September 30,
                                                    2004           2003
                                                ------------   ------------
          Equipment                             $    39,386    $    39,386
          Less: Accumulated Depreciation            (32,824)       (24,946)
                                                ------------   ------------
          Net Property & Equipment              $     6,562    $    14,440
                                                ============   ============

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

          The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the years ended September 30, 2004 and 2003 are $7,877 and $7,927, respectively.

NOTE 5 -  ADVANCED ROYALTIES

          SeaCrest Industries Corporation, formerly Infrared Systems International, Inc., entered into a licensing agreement for marketing and distributing of infrared aircraft landing systems. Seacrest received $25,000 in advances. These royalty revenues were deferred until revenue streams occur. During the fiscal 2004 year, the Company generated sales of the systems and claimed the royalty as income.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          As of September 30, 2004 and 2003, the Company owes an officer the Company $66,300 and $46,800 for loans made. This note payable-officer is considered a current liability with no provision for interest.



                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2004 and 2003

NOTE 7 -  COMMON STOCK

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

          During the year ended September 30, 2004, preferred shareholders converted 1,552,899 shares of preferred stock for 1,552,899 shares of common stock.There was also a private placement of common stock in the amount of 4,000,000 shares for cash of $5,109.



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

     On June 15, 2004 the Board of Directors has authorize that all Class B preferred shares to be eligible for conversion to Class A common shares provided the two year holding period has been satisfied. The effective date for 100% conversion is January 5, 2005.

     On June 15, 2004 the Board of Directors extended an invitation to Gary
L. Bane to re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane withdrew from the BOD in 2002 due to pressing demands from his many business ventures. We are pleased that Mr. Bane's schedule abated, which has permitted him to re-join the BOD. Mr. Bane term on ATI's BOD will be effective on October 1, 2004.

     Wendy S. Ball, has resigned from the Board of Directors, effective January 1, 2005.

     Mr. James Watson has joined Advance Technologies Board of Directors. Mr. Watson's extensive experience as Director of Marketing for Western Airlines will provide valuein sight into marketing issues effecting the entry of EVS into the passenger segment of commercial aviation. Mr. Watson's term with the Board will begin January 1, 2005.

     In February 2004, the Board of Directors directed our corporate attorney to file for the issuance of 4,000,000 shares and instructed the corporate attorney to prepare a Private Placement Memorandum for the private placement of 4,000,000 common shares subject to Rule 144 restrictions to provide for operating capital and new business development for 2004. As of September 30, 2004, 560,000 shares of ATI preferred shares has been placed, and the activity is continuing.

     GARY E. BALL Age 67, residing in Manhattan Beach, California is married. He attended California State University at Long Beach graduating in 1968 with a BSEE and MSEE, went on to perform Graduate Studies at University of Southern California. He has specialized in product design, development, and management for North American Aviation, Autonetics Division. Technical Manager in charge of the Pave Track program for Ford Aerospace. Program Manager for Northrop Electro-Mechanical in charge of business development on several classified DOD programs, including the AMRAAM effort. Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System, reporting to the President of EDSG as directed by General Motors and directed all non-core business. He is a member of NATO NIAG study group on Aircraft Integration. He has authored several articles for trade publications, the last 4 years he has provided consulting services to 10 U.S. and foreign corporations in the field of IR technology.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                (1) Name and Address of  (2) Amount and Nature of   Percent of
Title of Class      Beneficial Owner         Beneficial Ownership       Class
______________  ___________________          ____________________   _______


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




Date: January 14, 2005             Advance Technologies, Inc.
                                   (Registrant)



                                   By:/s/ GARY E. BALL
                                   __________________________
                                   Gary E. Ball
                                   President and Director