Form 10QSB
period 2004-12-31
ADVANCE TECHNOLOGIES INC
filed 2005-02-14
CIK 1081944

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

       {X} Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2004

                                    or

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

As of December 31, 2004, approximately 30,369,020 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of December 31, 2004, approximately 35,146,354 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.

__________________________________________________________________________

                                   Page 1

                            TABLE OF CONTENTS


                                                                     Page

     Cover Page                                                         1

Part I
     Financial Statements                                               3
     Consolidated Balance Sheet                                         3
     Statement of Income                                                4
     Statement of Cash Flow                                             5
     Notes to Consolidated Financial Statements                         6

Part II
     Management Discussion                                              6
     Business Overview                                                  6
     Actions, Board of Directors                                        9
     Signatures                                                        11




                                   Page 2

PART I.   FINANCIAL STATEMENT ITEM
ITEM 1.   FINANCIAL STATEMENTS

                         Advance Technologies, Inc.
                       (a Development Stage Company)
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                December 31,  September 30,
                                                    2004           2004
                                               -------------  -------------
                                                 (Unaudited)

Current Assets
 Cash                                          $      2,664   $      1,773
                                               -------------  -------------
   Total Current Assets                               2,664          1,773

Property & Equipment, Net                             4,921          6,562
                                               -------------  -------------
   Total Assets                                $      7,585   $      8,335
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities
 Accounts Payable                              $      4,883   $      4,883
 Accrued Interest                                       -              -
 Note Payable - Officer                              68,000         59,300
 Advance Royalties                                      -              -
                                               -------------  -------------
   Total Current Liabilities                         72,883         64,183

Long Term Liabilities
 Line of Credit                                         -              -
                                               -------------  -------------
   Total Long Term Liabilities                          -              -
                                               -------------  -------------
   Total Liabilities                                 72,883         64,183

Stockholders' Equity
 Common Stock, Authorized 100,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 17,218,967 shares                      28,319         28,319
 Preferred Stock, Series A Authorized
  100,000,000 Shares of $.001 Par Value,
  Issued and Outstanding 38,858,057 Shares           37,196         37,196
 Additional Paid in Capital                         558,389        550,889
 Deficit Accumulated During the Development
  Stage                                            (689,202)      (672,252)
                                               -------------  -------------
   Total Stockholders' Equity                       (65,298)       (55,848)
                                               -------------  -------------
   Total Liabilities and Stockholders' Equity  $      7,585   $      8,335
                                               =============  =============


              See accompanying notes to financial statements.
                                   Page 3

                         Advance Technologies, Inc.
                       (a Development Stage Company)
                   Consolidated Statements of Operations
                                (Unaudited)


                                                                  From the
                                                               beginning of
                                                                Development
                                For the three  For the three  Stage October
                                 months ended   months ended   1, 1985 thru
                                 December 31,   December 31,   December 31,
                                     2004           2003           2003
                                -------------  -------------  -------------
Revenues
 Royalty Income                 $        -     $        -     $     25,000
 Consulting Fees                         -            3,132         65,390
 Product Sales                           -          119,073        119,073
                                -------------  -------------  -------------
   Total Sales                           -          122,205        209,463

Cost of Goods Sold
 Product Purchases                       -              -          114,020
                                -------------  -------------  -------------
 Gross Profit                            -          122,205         95,443

Operating Expenses
 Depreciation & Amortization           1,614          1,964         46,937
 Organization Costs                      -              -           11,301
 Research & Development                  -              -           72,750
 General & Administrative             15,309         58,957        728,390
                                -------------  -------------  -------------
   Total Operating Expenses           16,923         60,921        859,378

Operating Income (Loss)              (16,923)        61,284       (763,935)
                                -------------  -------------  -------------
Other Income (Expense)
 Miscellaneous Income                    -              -           98,000
 Interest Expense                        -              -          (23,267)
                                -------------  -------------  -------------
   Total Other Income (Expense)          -              -           74,733
                                -------------  -------------  -------------
Net Income (Loss)               $    (16,923)  $     61,284   $   (689,202)
                                =============  =============  =============

Net Income (Loss) Per Share     $      (0.00)  $       0.00   $      (0.19)
                                =============  =============  =============

Weighted Average Shares
Outstanding                       28,319,416     22,766,317      3,665,599



              See accompanying notes to financial statements.
                                   Page 4

                         Advance Technologies, Inc.
                       (a Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                            From the
                                                                         beginning of
                                                                          Development
                                          For the three  For the three  Stage October
                                           months ended   months ended   1, 1985 thru
                                           December 31,   December 31,   December 31,
                                               2004           2003           2003
                                          -------------  -------------  -------------
Cash Flows from Operating Activities
  Net Income (Loss)                       $    (16,950)  $     61,284    $  (689,202)
  Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operations:
   Depreciation & Amortization                   1,641          1,963         46,964
   Stock Issued for Services                       -              -          403,025
   Organization Costs                              -              -           11,331
   Decrease in Prepaids                            -              -           14,680
  Change in Assets and Liabilities
   Increase (Decrease) in Accrued
     Liabilities                                 8,700         (9,637)        72,557
                                          -------------  -------------  -------------
Net Cash Provided(Used) by
Operating Activities                            (6,609)        53,610       (140,645)

Cash Flows from Investing Activities
  Investment in Subsidiary                         -              -              286
  Purchase of Equipment                            -              -          (39,386)
                                          -------------  -------------  -------------
Net Cash Provided (Used) by
Investing Activities                               -              -          (39,100)

Cash Flows from Financing Activities
  Payments for Officer Loan                        -              -          (48,200)
  Proceeds from Officer Loan                       -              -          107,500
  Proceeds from Line of Credit                     -              -           85,500
  Proceeds from Issuance of Stock                7,500            -           37,609
                                          -------------  -------------  -------------
Net Cash Provided(Used) by
Financing Activities                             7,500            -          182,409
                                          -------------  -------------  -------------
Increase (Decrease) in Cash                        891         53,610          2,664

Cash and Cash Equivalents at
Beginning of Period                              1,773         (2,029)           -
                                          -------------  -------------  -------------
Cash and Cash Equivalents at
End of Period                                    2,664         51,581          2,664
                                          =============  =============  =============
Cash Paid For:
  Interest                                $        -     $     15,695   $     31,097
                                          =============  =============  =============
  Income Taxes                            $        -     $          -   $        -
                                          =============  =============  =============

              See accompanying notes to financial statements.
                                   Page 5

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                             December 31, 2004

GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2004.

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

Advanced Technologies Inc. (AVTX) received notification from the United States Department of Commerce, Bureau of Industry and Security that an export license (D326061, effective September 21, 2004) has been granted for fifty (50) NV-2000 cameras.

The IR cameras are to be delivered to United Integrated Services Inc. Taipei Taiwan. The NV-2000 IR Cameras are for installation in the Spectrum 9000, an Infrared medical system. The Spectrum 9000 will then be re-sold to medical treatment facilities in Taiwan & South Korea in 2005.

The NV-2000 Infrared Camera has been granted a commodity jurisdiction designation of ECCN 6A003 for this application. The value of the export equipment authorized under and specified in the export license is $250,000.

This is the third license granted to Adv-Tech from the DOC for the Spectrum 9000 medical equipment The initial licenses were for 25 systems in 2001 and for 35 systems in 2003. The work performed by Advance Technologies Inc. is authorized under an agreement between United Integrated Services and Advance Technologies Inc. that cover this and other areas of mutual interest.

Advanced Technologies was asked to provide assistance to Kollsman Inc. to plan their 2005 R & D activities. This activity is in response to an initiative by Kollsman to expand their commercial avionics business. Information and project definitions were prepared and presented to Kollsman senior management to assist them in their planning activity. The proprietary material provided to Kollsman is consistent with and compliant
with the Advance Technologies   Kollsman Technology Transfer Agreement,
1995.

Kollsman Instrument has provided the quarterly sales for period from October 1, 2004 to December 31, 2004, as well as accumulative sales to date. With the latest sales, the initial quantity of units for level 1 have been satisfied. Level 1, under terms of the agreement were designated as royalty free. With the satisfying of the initial sales, all future sales will provide royalties to Advance Technologies Inc. on a quarterly basis. Advance Technologies will report the royalty income. Information on number of units sold and/or the royalty fee per unit are competition sensitive and will not be report beyond any unit sales that Kollsman may elects to make public.

ENHANCED VISION ACTIVITIES

Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc. The EVS market continues to develop on schedule.

Gulfstream Aerospace announced the EVS Supplemental Type Certification
(STC) for their G-IV Aircraft. The addition of the G-IV increases the EVS market by more than 500 systems. As a result of this action, Gulfstream now offers EVS as a retrofit on six models (GIV, GIV-SP, G300, G400, and GV). The retrofit modification is combined with scheduled maintenance and can be performed at five Service Centers in the USA. EVS remains standard equipment on G450 & G550 currently in production. See Gulfstream.com for more details.

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

The agreement between Kollsman and FedEx is proceeding with the EVS being slated for operation on all of FedEx's widebody aircraft. See Kollsman.com for the latest information.

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

SPECTRUM 9000, MEDICAL EQUIPMENT

Advanced Technologies continous to provide support to United Integrated Services Ltd. Taiwan. With the receipt of our third export license for UIS, Adv-Tech will be exporting 50 NV-2000, IR Cameras to UIS in 2005. The value of the export equipment is $250,000.00 as specified in the US Department of Commerce License No. D326061. There has been no activity with regard to the potential importing of the Spectrum 9000 during this reporting period.
DEVELOPMENT PROJECTS

Advance Technologies Inc. continues development activities on new Infrared systems for commercial markets. These projects cannot be forecast with any degree of certainty and all strategic partnerships or business arrangements remain confidential until such time as a formal announcement is
appropriate   without compromising the development plan and/or the
application market.

This release contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Advance Technologies' future performance. All statements in this release that are not historical facts, including any statements about the markets, potential markets, market growth, and Advance Technologies' ability to compete in the Infrared Imaging markets are hereby identified as "forward-looking statements." In this release, Advance Technologies has based these forward-looking statements on management's current expectations. Such forward-looking statements should, therefore, be considered in light of various important factors as stated and unstated in Advance Technologies past filing. Actual results may differ from these statements due to risks and uncertainties, including those associated with the introduction of competing products, and market acceptance of existing and new products. Investors are cautioned not to place undue reliance on these forward-looking statements. Investors also should understand that is not possible to predict or identify all risk factors. Advance Technologies has no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this release.

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

ADVANCE TECHNOLOGIES INC. BOARD OF DIRECTOR ACTIONS

Advance Technologies has completed the transition from a "development company" to a self-sustaining company. A summary of the Board of Director actions that were taken in 2004 are as summarized:

On June 15, 2004 the Board of Directors has authorize that all Class B preferred shares are eligible for conversion to Class A common shares provided the two year holding period has been satisfied. The effective date for 100% conversion is January 5, 2005.

On June 15, 2004 the Board of Directors extended an invitation to Gary L. Bane to re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane term on ATI's BOD was effective on September 1, 2004.

On June 15, 2004 the Board of Directors has authorized the contacting of two additional individuals to join ATI's Board of Directors. As a result of this action Mr. James Watson has joined the Board. See attached resume for details.

Wendy S. Ball, has resigned from the Board of Directors. Effective January 1, 2005. The management and Board of Directors of Advance Technologies wishes to thank Ms. Ball for her involvement with Adv-Tech over these many years and her contribution to our success to date.

As a result of prior Board of Director actions Class B, preferred Shares and Class A, Common share enjoy the same privileges of dividend participation and voting rights. The only different that remains between the two class of stocks, is the Class A common shares are listed and traded as AVTX on the NASDAQ small cap market.

Mr. JAMES R. WATSON

Sales, Marketing and General Management Executive with over twenty-five years experience in managing a wide range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities. Prior Experience:

   CALIFORNIA MANUFACTURING TECHNOLOGY CONSULTING, Gardena, California,
                  Vice President Operations 2001-Present
               Vice President Business Development 1999-2001

         ANCHOR AUDIO, INC., Los Angeles, California, 1994 to 1999
         Vice President Sales & General Manager Europe   1994-1999
                   National Sales Manager, 1992 to 1994

  SUPERSHUTTLE INTERNATIONAL, INC., Los Angeles, California, 1987 to 1992
              Vice President Sales & Marketing, 1990 to 1992
       General Manager/Vice President Special Projects, 1987 to 1990

      TOTAL AIR/AIR AMERICA., Los Angeles, California,  1986 to 1987
                         Vice President Marketing

    NEEDHAM HARPER, WORLDWIDE.,  Los Angeles, California,  1985 to 1986
                 Vice President, Management Representative

        WESTERN AIRLINES.,  Los Angeles, California,  1971 to 1985
           Vice President Passenger & Cargo Sales,   1983 to 1985

                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ADVANCE TECHNOLOGIES, INC.
                                   (Registrant)


Date: January 22, 2005             By: /s/ GARY E. BALL
                                   ______________________________
                                   Gary E. Ball
                                   President and Director