Form 10QSB
period 2005-03-31
ADVANCE TECHNOLOGIES INC
filed 2005-05-16
CIK 1081944

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           {X} Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2005

                                       or

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

As of March 31, 2005, approximately 37,791,337 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of March 31, 2005, approximately 27,724,037 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.
__________________________________________________________________________

                                TABLE OF CONTENTS


                                                                      Page

Cover Page                                                               1
Part I                                                                   4
Financial Statement Item                                                 4
Financial Statements                                                     4
Balance Sheet                                                            4
Income Statement                                                         5
Cashflow Statement                                                       6
Financial Footnotes                                                      7
Management Discussion                                                    8
Announcements                                                            8
Business Overview                                                        8
Actions, Board of Directors                                             11
Signatures                                                              13

Part I

ITEM 1.   FINANCIAL STATEMENTS







                           ADVANCE TECHNOLOGIES, INC.

                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2005

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                   ASSETS
                                                  March 31,   September 31,
                                                     2005          2004
                                                  (Unaudited)
                                                 ------------  ------------
Current Assets
 Cash                                            $     5,274   $      1,773
                                                 ------------  ------------
   Total Current Assets                          $      5,274  $      1,773
                                                 ------------  ------------
Property & Equipment, Net                        $      3,280  $      6,563
                                                 ------------  ------------
   Total Assets                                  $      8,554  $     8,336
                                                 ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                $      4,883  $      4,883
 Accrued Interest                                           -             -
 Note Payable - Officer                                75,500        59,300
 Advance Royalties                                          -             -
                                                 ------------  ------------
   Total Current Liabilities                     $     80,383  $     64,183
                                                 ------------  ------------
   Total Liabilities                             $     80,383  $     64,183
                                                 ------------  ------------
Stockholders' Equity
 Common Stock, Authorized 100,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 37,791,337 and 28,319,416
  shares, respectively                                 37,791        28,319
 Preferred Stock, Series A Authorized
  100,000,000 Shares of $.001 Par Value,
  Issued and Outstanding 27,724,037 and
  37,195,958 shares, respectively                      27,724        37,196
 Additional Paid in Capital                           558,389       550,889
 Deficit Accumulated During the Development
  Stage                                             (695,734)     (672,251)
                                                 ------------  ------------
   Total Stockholders' Equity                    $   (71,829)  $   (55,847)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $      8,554  $      8,336
                                                 ============  ============











                                   Page 4

                           ADVANCE TECHNOLOGIES, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                               From
                                                                            Inception
                        For the       For the      For the     For the     on October
                     three months  three months  six months   six months     1, 1985
                      ended March   ended March  ended March ended March   thru March
                       31, 2005      31, 2004     31, 2005     31, 2004     31, 2005
                     ------------  ------------  ----------- -----------  -----------
Revenues
 Royalty Income      $          -  $     25,000 $          -$          - $     25,000
 Consulting Fees              900         2,234        3,353       5,365       65,390
 Product Sales                  -             -            -     144,073      119,073
                     ------------  ------------  ----------- -----------  -----------
   Total Sales                900        27,234        3,353     149,438      212,816

Cost of Goods Sold              -             -            -     114,020      114,020
                     ------------  ------------  ----------- -----------  -----------
Gross Profit                  900        27,234        3,353      35,418       98,796
                     ------------  ------------  ----------- -----------  -----------
Operating Expenses
 Depreciation &
  Amortization                  -         3,939        3,282       3,939       48,605
 Organization Costs             -             -            -           -       11,301
 Research &
  Development                   -             -            -           -       72,750
 General &
  Administrative            9,072        62,380       23,552     133,374      736,606
                     ------------  ------------  ----------- -----------  -----------
   Total
   Operating
   Expenses          $      9,072  $     66,319  $    26,834 $   137,313  $   983,282
                     ------------  ------------  ----------- -----------  -----------
Operating Income
(Loss)               $   ( 8,172)  $   (39,085) $   (23,481)$     12,125 $  (770,466)
                     ------------  ------------  ----------- -----------  -----------
Other Income (Expense)
 Miscellaneous Income           -             -            -           -       98,000
 Interest Expense               -             -            -           -     (23,267)
                     ------------  ------------  ----------- -----------  -----------
   Total Other
   Income (Expense)             -             -            -           -       74,733
                     ------------  ------------  ----------- -----------  -----------
Net Income (Loss)    $    (8,172)  $   (39,085)  $  (23,481) $    12,125  $( 695,733)
                     ============  ============  =========== ===========  ===========

Net Income (Loss)
Per Share            $     (0.00)  $     (0.00)  $    (0.00) $    (0.00)  $    (0.17)
                     ============  ============  =========== ===========  ===========
Weighted Average
Shares Outstanding     34,598,553    22,833,717   31,406,947  22,833,717    3,977,191
                     ============  ============  =========== ===========  ===========





                                   Page 5

                        ADVANCE TECHNOLOGIES, INC.
                       (a Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                                            From the
                                                                         beginning of
                                                                          development
                                                                             stage
                                               For the six months ended   October 1,
                                                       March 31,          1985 thru
                                             --------------------------    March 31,
                                                 2005          2004          2005
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
 Net Income (Loss)                              $(23,481)     $  12,125    $(695,733)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operations:
   Depreciation & Amortization                      3,282         3,939        48,605
   Stock Issued for Services                            -             -       403,025
   Organization Costs                                   -             -        11,331
   Decrease in Prepaids                                 -             -        14,680
 Change in Assets and Liabilities
  Increase (Decrease) in Accounts Payable
   and Accrued Expenses                            16,200      (25,000)        80,057
                                             ------------  ------------  ------------
   Net Cash Provided(Used) by Operating
   Activities                                     (3,999)       (8,936)     (138,035)
                                             ------------  ------------  ------------
Cash Flows from Investing Activities
 Investment in Subsidiary                               -             -           286
 Purchase of Equipment                                  -             -      (39,386)
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by Investing
   Activities                                           -             -      (39,100)
                                             ------------  ------------  ------------
Cash Flows from Financing Activities
 Payments for Officer Loan                              -             -      (48,200)
 Proceeds from Officer Loan                             -         8,900       107,500
 Proceeds from Line of Credit                           -             -        85,500
 Proceeds from Issuance of Stock                    7,500             -        37,609
                                             ------------  ------------  ------------
   Net Cash Provided(Used) by Financing
   Activities                                       7,500         8,900       182,409
                                             ------------  ------------  ------------
Increase (Decrease) in Cash                         3,501          (36)         5,274
                                             ------------  ------------  ------------
Cash and Cash Equivalents at
Beginning of Period                                 1,773           240             -
                                             ------------  ------------  ------------
Cash and Cash Equivalents at End of Period          5,274           204         5,274
                                             ============  ============  ============
Cash Paid For:
 Interest                                    $          -  $          -  $          -
                                             ============  ============  ============
 Income Taxes                                $          -  $          -  $          -
                                             ============  ============  ============

                                   Page 6
                        ADVANCE TECHNOLOGIES, INC.
                       (A Development Stage Company)
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2005


GENERAL

Advance Technologies, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2004.

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

BUSINESS OVERVIEW

Corporation Business Model

The Advanced Technologies Inc. corporation business model is to develop Infrared Imaging systems for applications in the commercial market. The commercial transportation market consists of air, land, or sea applications. These systems are designed to provide two basic benefits, operational safety and improved security utilizing the inherent night vision capability. The Infrared technology at the heart of all these systems is based upon military technology. The infrared technology has been designated and approved for dual use (military and commercial) by the United States government agencies.

As a result the military technology has inherent US Government restrictions. Compliance with the US government restrictions receives our highest attention. The restrictions and method of compliance are detailed in the United States International Traffic on Arms Regulation. The US Department of Commerce (DOC)is the US over-sight authority for our activities. When Department of Defense and/or Department of State (co-administrators of the technology) need to be involved their activity is coordinated through our DOC administrative authoritative.

Advance Technologies marketing strategy is based upon principles that recognize our strengths and our business model. As a result all of our projects require a strategic partner. The strategic partner must be one of the leaders in the market field of our intended application. The strategic partner, as a general rule, provides the marketing, sales, and after sales support for the system. Our strategy minimizes the infrastructure cost, investment, and risk to ATI. Our prime focus on the project is the proper use of the technology and application engineering necessary to achieve the desired functional capability. Production of each system is addressed on a case by case basis. The strategic partner has a strong influence and a key role in establishing the component suppliers, typically using their own sources.

Advance Technologies has been cautious in the projects we have undertaken. Our strategic partners take the majority of the investment risk.

Project Review

Our initial and most successful project is Enhanced Vision system, with Kollsman Instruments as our strategic partner (licensee). Kollsman Instruments was not our original strategic partner. The earlier partners did not meet our requirements or fulfill their obligations and these relationships were terminated prior to 1997. The EVS project with Kollsman is proceeding forward in a positive fashion, see EVS Program for details.

The Niteagle project has experienced a similar start/stop history. We look forward to a successful venture, but Adv-Tech will maintain a low profile until all the conditions of our business model and business strategy have been satisfied to our satisfaction.

Our activities in the medical applications have been limited to an off-shore support to United Integrated Services, a Taiwanese public corporation for their foreign market. Adv-Tech hopes to be involved with UIS introduction of their Infrared Medical system in the USA in the future.

We continue to address the Infrared Security System project. Key development issues are being addressed. This program is in an early technology phase.

Board of Director Review

Advance Technologies Corporate priorities have been reviewed by our board of directors. The board of directors believes our conservative approach should be continued, and projected profits from EVS royalties shall be applied to: (1) Seed investment for on-going projects, (2) reduction of corporate short term debt, (3) buy back of corporate common stock, and (4)
dividends to shareholders.    Current level of corporate income is adequate
to meet our investment needs.

Background

The tragic events of September 11, 2001 and the resulting high level of security activity continues to effect Adv-Tech and our strategic plans. As time passes the impact is lessen and the over-all business recovery will improve.

Past Events of current relevancy

Medical Project

Advanced Technologies received notification from the United States Department of Commerce, Bureau of Industry and Security that an export license (D326061, effective September 21, 2004) has been granted for fifty
(50) NV-2000 cameras.

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

This is the third license granted to Adv-Tech from the DOC for the Spectrum 9000 medical equipment The work performed by Advance Technologies Inc. is authorized under an agreement between United Integrated Services and ATI.

Enhanced Vision

Advanced Technologies was asked to provide assistance to Kollsman Inc. to plan their 2005 R & D activities. This activity is in response to an initiative by Kollsman to expand their commercial avionics business. Information and project definitions were prepared and presented to Kollsman senior management to assist them in their planning activity. The proprietary material provided to Kollsman is consistent with and in compliance with the Advance Technologies Kollsman Technology Transfer Agreement, 1995.

With the quarterly sales through December 31, 2004, the quantity of units for level 1 have been satisfied. Level 1, under terms of the agreement were designated as royalty free. With the satisfying of the initial sales, all future sales will provide royalties to Advance Technologies Inc. Advance Technologies will report the royalty income under net earning. Information on number of units sold and/or the royalty fee per unit are competition sensitive and will not be report beyond any units that Kollsman may elects to make public.

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

The FAA has adopted the proposed rule change for EVS. The flight rule for EVS provides for precision approach during conditions of low visibility FAA defined flight operations. This rule removes the last limitation, and EVS can now be expanded beyond the Business Jet (Part -91 operations) to the Regional Carriers (Part -135), Major Carriers (Part -121), and the Package Carrier operators (Part -127/-121). The agreement between Kollsman and FedEx is proceeding with the EVS being projected to begin deliveries by 2006.

Niteagle

The advancements in price, performance, and delivery of the microbolometer IR technology have matured to the point where Niteagle is commercially viable. This long awaited event is key to several commercial applications besides Niteagle. ATI remains confident over the viability of the Niteagle opportunity.
Current Quarter event update

SPECTRUM 9000, Medical Equipment

Advanced Technologies continous to provide support to United Integrated Services Ltd. Taiwan. Under the explicit provisions of our export license all end users of the medical equipment must be identified and certified by a receipt of an acknowledgement of the terms and conditions of the sale. UIS is in the process of completing their 50 unit end user sales and certification list. No guidance has been received from UIS on their progress.

Enhance Vision System

The sales of EVS by Kollsman appear to be increasing. This increase in sales is attributed to two factors. First, the introduction of the "next generation" EVS by Kollsman is smaller, lighter, and has improved operational capability. Secondly, the retrofit market appears to be starting to take hold. The "next generation" EVS is key to the retrofit market by virtue of a simpler installation and improved performance. Kollsman.com is an internet source for direct information. The FedEx program is continuing, FAA certification is the next critical milestone.

DEVELOPMENT PROJECTS

Advance Technologies Inc. continues development activities on new Infrared systems for commercial markets. These projects cannot be forecast with any degree of certainty and all strategic partnerships or business arrangements remain confidential until such time as a formal announcement is appropriate. Premature announcement or market speculation could compromise the development plan and/or the application market.

This release contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Advance Technologies' future performance. All statements in this release that are not historical facts, including any statements about the markets, potential markets, market growth, and Advance Technologies' ability to compete in the Infrared Imaging markets are hereby identified as "forward- looking statements." In this release, Advance Technologies has based these forward-looking statements on management's current expectations. Such forward-looking statements should, therefore, be considered in light of various important factors as stated and unstated in Advance Technologies past filing. Actual results may differ from these statements due to risks and uncertainties, including those associated with the introduction of competing products, and market acceptance of existing and new products. Investors are cautioned not to place undue reliance on these forward-looking statements. Investors also should understand that is not possible to predict or identify all risk factors. Advance Technologies has no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this release.

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



ADVANCE TECHNOLOGIES INC. BOARD OF DIRECTOR ACTIONS

Advance Technologies has completed the transition from a "development company" to a self-sustaining company. A summary of the Board of Director actions that were taken in 2004 are as stated:

Past Board of Director Actions

All Class B preferred shares are now eligible for conversion to Class A common shares provided their two year holding period has been satisfied. The effective date for 100% conversion was January 5, 2005.

Mr Gary L. Bane has re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane term on ATI's BOD was effective on September 1, 2004.

Mr. James Watson has accepted an invitation to join the Board, effective Jan 5, 2005. See resume for details on Mr. Watson's experience.

As a result of prior actions Class B, preferred Shares and Class A, Common share enjoy the same privileges of dividend participation and voting rights.

Mr. JAMES R. WATSON

Sales, Marketing and General Management Executive with over twenty-five years experience in managing a wide range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities.

Prior Experience: CALIFORNIA MANUFACTURING TECHNOLOGY CONSULTING, Vice President Operations 2001-Present ANCHOR AUDIO, INC.,Vice President Sales & General Manager Europe SUPERSHUTTLE INTERNATIONAL, INC.,Vice President Sales & Marketing, TOTAL AIR/AIR AMERICA, Vice President Marketing NEEDHAM HARPER, WORLDWIDE. Vice President, Management Representative WESTERN AIRLINES., Vice President

Board of Directors Compensation Review

The Board of Directors has completed their review of compensation for the Chief Executive Officer/President, AVTX corporate consul & the Advance Technologies Inc. Board of Director. The review consisted of reviewing similar Nasdaq BB corporation as well as assessing the scope of effort and responsibilities of the effected members. The review took into consideration the current cash flow position of AVTX to ensure any proposed compensation package would not place an unnecessary burden on the cash reserves of AVTX.

This review was performed in concert with a priority of AVTX objectives, and in particular the use of royalty income. The prioritization of objectives reconfirmed our long standing objective of corporation growth through the development of new Infrared Products for commercial applications. The priorities for the use funds are: (1) New product development, (2) Reduction of short term debt, (3) Corporation buyback of common stock, and (4) Dividends to shareholders. The buyback option is based upon the market value of AVTX common. The priority between stock buyback and dividends will be reviewed and updated as required.

Board of Directors & Executive Officer compensation recommendation is for all compensation at this time to be in the form of Preferred Stock, subject to 144 holding period. This form of compensation will have minimal impact on cash reserves. At the end of each quarter an average AVTX stock price will be computed using the last 10 days for a weighted average unit price.

The equivalent salary compensation is recommended as follows: Each Board of Directors Member = $1,000, Corporate Attorney = $2,500, and CEO/President = $6,000 per quarter

Preferred Stock will be issued by dividing the compensation ($1,000, $2,500 or $6,000) by the 10 day weight average. The issued shares would than be reported in the appropriate (quarterly or annual) SEC filing.

This recommendation has been prepared for comment. Comments maybe submitted in writing to Advanced Technologies Inc. 716 Yarmouth Road, Suite 215, Palos Verdes Estates, CA 90274, or by E-mail to BaG370@aol.com
                                                     --------------

                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ADVANCE TECHNOLOGIES, INC.
                                   (Registrant)




Date: May 10, 2005                 By: /s/ GARY E. BALL
                                   --------------------------------------
                                           Gary E. Ball
                                           President and Director