Form 10QSB
period 2005-06-30
ADVANCE TECHNOLOGIES INC
filed 2005-08-16
CIK 1081944

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


        {X} Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               For the quarterly period ended June 30, 2005

                                    or

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

                         2905A Sepulveda Blvd #333
                         Manhattan Beach, CA 90266
                 ________________________________________
                 (Address of principal executive offices)


Registrant's telephone number, including area code: (310) 213-2143

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

As of June 30, 2005, approximately 39,159,537 shares of the Registrant's Common Stock, $0.001 par value were outstanding. As of June 30, 2005, approximately 26,355,837 shares of the Registrant's Class A Preferred Stock par value $0.001 were outstanding.

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
















































ITEM 1.   FINANCIAL STATEMENTS



                        ADVANCE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                     Consolidated Financial Statements

                               June 30, 2005

                                   ASSETS
                                  -------

                                                  June 30,    September 30,
                                                    2005           2004
                                               -------------  -------------
                                                (Unaudited)

Current Assets
  Cash                                         $         862   $      1,773
                                               -------------  -------------
     Total Current Assets                                862          1,773
                                               -------------  -------------
Property & Equipment, Net                                  -          6,563

                                               -------------  -------------
     Total Assets                              $         862   $      8,336

                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities
  Accounts Payable                             $       4,883   $      4,883

  Accrued Interest                                      -              -
  Note Payable - Officer                              68,000         59,300

  Advance Royalties                                     -
                                               -------------  -------------
     Total Current Liabilities                        72,883         64,183

                                               -------------  -------------
     Total Liabilities                                72,883         64,183

                                               -------------  -------------
Stockholders' Equity
  Common Stock, Authorized 100,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 39,159,537 shares, and
   28,319,416                                         39,160         28,319

  Preferred Stock, Series A Authorized
   100,000,000 Shares of $.001 Par Value,
   Issued and Outstanding 26,355,837 Shares,
   and 37,195,958                                     26,355         37,196

  Additional Paid in Capital                         558,389        550,889

  Deficit Accumulated During the Development
   Stage                                            (695,925)
(672,251)
                                               -------------  -------------
     Total Stockholders' Equity                      (72,021)
(55,847)
                                               -------------  -------------
     Total Liabilities and
     Stockholders' Equity                      $         862   $      8,336

                                               =============  =============






                         Advance Technologies, Inc.
                       (a Development Stage Company)
              Consolidated Statements of Operations(Unaudited)

                                                                          From the
                                                                       Beginning of
                              For         For          For         For  Development
                        the Three   the Three     the nine    the nine         stage
                           months      months       months      months   October 1,
                            ended       ended        ended       ended    1985 thru
                         June 30,    June 30,     June 30,    June 30,      June 30,
                             2005        2004         2005        2004          2005
                      ----------- -----------  ----------- -----------   -----------
Revenues              $     8,800 $     -       $   12,153  $   149,43   $   220,716

Cost of Goods sold          -           -            -         114,020       114,020

Gross Profit                8,800       -           12,153      35,419       106,696
Operating Expenses
 Depreciation &
  Amortization              1,969       1,964        6,562       5,892        50,574
 Organization Costs         -           -            -           -             -
 Research & Development     -           -            -           -             -
 General &
  Administrative          11,243       6,048       33,484      25,414        826,780
                      ----------- -----------  ----------- -----------   -----------
 Total Operating
 Expenses                (13,212)     (8,012)     (40,046)    (31,306)     (877,354)

Operating Income (Loss)   (4,412)     (8,012)     (27,893)      4,113      (770,658)
                      ----------- -----------  ----------- -----------   -----------
Miscellaneous Income                                                         98,000
Interest Expense                                                            (23,267)
                      ----------- -----------  ----------- -----------   -----------
   Net Income (Loss)  $   (4,412) $   (8,012)  $  (27,893) $    4,113    $ (695,925)
                      =========== ===========  =========== ===========   ===========

Net Income (Loss)
Per Share             $    (0.00) $    (0.00)  $     0.00  $    (0.00)   $    (0.15)
                      =========== ===========  =========== ===========   ===========
Weighted Average
Shares Outstanding    39,159,537  28,306,416   33,774,287  28,306,416     4,490,068
                      =========== ===========  =========== ===========   ===========













 The accompanying notes are an integral part of these financial statements.
                                     4





                        Advance Technologies, Inc.
                       (a Development Stage Company)
              Consolidated Statements of Cash Flows(Unaudited)


                                                                                        From the
                                                                                     Beginning of
                                                                                      Development
                                                                                          stage
                                                                                         October
                                                                          For the nine months ended1, 1985
                                                                     June 30,              thru
                                                                         --------------------------June 30,
                                                             2005           2004          2005
                                                         ------------   ------------   ------------

Cash Flows from Operating Activities
  Net Income (Loss)                        $   (27,893)  $       414    $  (695,925)
  Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operations:
   Depreciation & Amortization                   6,562         5,906         51,886
   Stock Issued for Services                                   4,000        403,025
   Organization Costs                             -             -            11,331
   Decrease in Prepaids                           -             -            14,680
  Change in Assets and Liabilities
   Increase (Decrease) in Accounts
   Payable and Accrued Expenses                              (25,000)        63,856
                                                         ------------   ------------   ------------
                                                       Net Cash Provided(Used) by
                                                       Operating Activities (21,329)       (14,680) (151,147)
                                                         ------------   ------------   ------------
Cash Flows from Investing Activities

  Investment in Subsidiary                        -             -               286
  Purchase of Equipment                           -             -           (39,386)
                                                         ------------   ------------   ------------
                                                       Net Cash Provided (Used) by
                                                       Investing Activities    -              -      (39,100)
                                                         ------------   ------------   ------------
Cash Flows from Financing Activities
  Payments for Officer Loan                     (7,500)         -           (55,700)
  Proceeds from Officer Loan                    16,200        17,900        123,700
  Proceeds from Line of Credit                   4,218          -            85,500
  Proceeds from Issuance of Stock                7,500          -            37,609
                                                         ------------   ------------   ------------
                                                       Net Cash Provided (Used) by
                                                       Financing Activities  20,418         17,900   191,109
                                                         ------------   ------------   ------------
                                                       Increase (Decrease) in Cash            (911)    3,220  862
                                                         ------------   ------------   ------------
                                                       Cash and Cash Equivalents at
                                                       Beginning of Period    1,773         (2,029)     -
                                                         ------------   ------------   ------------
                                                       Cash and Cash Equivalents
                                                       at End of Period         862          1,191       862
                                                         ============   ============   ============

Cash Paid For:
  Interest                                 $      -      $      -       $    -
                                                         ============   ============   ============
  Income Taxes                             $      -      $      -       $    -
                                                         ============   ============   ============


 The accompanying notes are an integral part of these financial statements.
                                     5


                        ADVANCE TECHNOLOGIES, INC.
                      (A Development Stage Company)
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2005


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

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.












































BUSINESS OVERVIEW

Corporation Business Model

The Advanced Technologies Inc.'s corporation business model is to develop Infrared imaging systems for commercial market applications. These markets fall into the areas of medical, security, and the largest, transportation. The commercial transportation market consists of air, land, and sea applications. These systems are designed to provide two basic benefits, operational safety and improved security. These goals are achieved by utilizing the inherent night vision capability, our core technology adapted to the specific needs of the market. Infrared technology is at the heart of these systems. Infrared technology is based upon advanced research developed for the US military. Infrared technology has been designated and approved for dual use (military and commercial) by the United States government.

All Military technology has inherent US Government restrictions. ATI's highest priority is to ensure we are compliant with restrictions imposed by the US government. The restrictions and methods of compliance are detailed in the United States International Traffic on Arms Regulation. The US Department of Commerce (DOC) is the US over-sight authority for our activities. When Department of Defense and/or Department of State (co-administrators of the technology) become involved, their activity is coordinated through our DOC administrative authoritative.

Advance Technologies marketing strategy is based upon principles that recognize both our strengths and our weaknesses. This strategy is embodied in a well-defined business model. Most of our projects require a strategic partner. The strategic partner needs to be a leader in the market field of our intended application. The strategic partner as a general rule provides the marketing, sales, and after sales support for the system. Our strategy minimizes start-up and infrastructure cost, our market investment, and the overall risk to ATI. Our primary role for each project is: (1) to ensure the technology is used properly in each application, (2) the system engineering necessary to achieve the desired functional capability is performed, and (3) the end product is compliant with ITAR. Production for each project is addressed on a case by case basis. The strategic partner has a key role in establishing the component suppliers, often preferring to use their own captive sources.

Our business model licenses intellectual property for a specific field and product to our strategic partner. It is essential that ATI retain core ownership over the basic technology and intellectual property. Our license agreements are for applications restricted to the licensed field. By utilizing our intellectual property in this way, the same technology is licensed to different fields of application on an exclusive basis without creating a problem of over-lapping markets and license rights.


Project Review Highlights

Our initial and most successful project to date is Enhanced Vision system. Kollsman is our strategic partner for EVS (licensee). The EVS project with Kollsman is proceeding forward in a positive fashion. Kollsman has not announced any new customers beyond Gulfstream and FedEx in the last quarter.

We receive a proposed license agreement for the Niteagle project. The offer required the selling or transfer of certain intellectual property, a condition that is not compatible with our business model. As a result the offer was declined, and a counter proposal was submitted for consideration. At this time, we have not received a response to our proposal. As a result, we will continue to pursue all options with regard to Niteagle. We look forward to a successful venture, but ATI will remain patient until all the conditions of our business model and business strategy have been met to our satisfaction.

Our activities in the medical applications have been limited to CONUS support to United Integrated Services, a Taiwanese public corporation. ATI would like to be involved with UIS in the introduction of their Infrared Medical system in the USA in the future.

ATI continues to address the Infrared Security System project. This program is in an early technology definition phase. We continue to engage in preliminary discussions with potential strategic partners looking for the proper business arrangement.

Board of Director Review

Advance Technologies Corporation priorities remain unchanged. They are (1) provide seed investment for on-going projects, (2) reduction of corporate short-term debt, (3) buy back of corporate common stock, and (4) dividends to shareholders. Current level of corporate income is adequate to meet our investment needs (priority 1). This fact is due to modest investment needs at this time. The balance of the net income has been applied to our short-term corporate debt.

Past Events of current relevancy

NV-2000 IR Camera Export

Advanced Technologies received notification from the United States Department of Commerce, Bureau of Industry and Security that an export license (D326061, effective September 21, 2004) has been granted for fifty
(50) NV-2000 cameras. The IR cameras are to be delivered to United Integrated Services Inc. Taipei Taiwan. The NV-2000 IR Cameras are for installation in the Spectrum 9000. The value of the export equipment authorized under and specified in the export license is $250,000. This is the third license granted to Adv.-Tech from the DOC for the Spectrum 9000 medical equipment. The work performed by Advance Technologies Inc. is authorized under an agreement between United Integrated Services and ATI.

Enhanced Vision

The quarterly sales through June 30, 2005 is the second full quarter of sales where the quantity of units to satisfy level 1 of our Royalty schedule has been satisfied. Level 1, under terms of the agreement, was designated as royalty free. This quarter, ending June 30, 2005, is the first full quarter where royalty sales are included in the financials. Because our corporate quarter coincides with our license quarterly reporting, the income from the sales is delayed a few weeks causing the
stated income to fall into the next quarter.    Advance Technologies will
continue to report the royalty income under net earning. Information on number of units sold remains competition sensitive.

Advance Technologies Inc. will provide guidance on sales through June 30, 2005 (ATI 3rd fiscal quarter) in a qualitative fashion addressing sales trends. This will provide our shareholders up-to-date information on our sales outlook, while protecting the competition sensitive material.

Gulfstream Aerospace announced the EVS Supplemental Type Certification
(STC) for their G-IV Aircraft. Gulfstream now offers EVS as a retrofit on six models (GIV, GIV-SP, G300, G400, and GV). The retrofit modification is combined with scheduled maintenance and is performed at five Service Centers in the USA. EVS remains standard equipment on G450 & G550 currently in production. See Gulfstream.com for additional details.


Niteagle

The advancements in price, performance, and delivery of the Microbolometer IR technology has matured to the point where Niteagle is commercially viable. This long awaited event is key to many commercial applications besides Niteagle. Advance Technologies Inc. will continue to explore all viable opportunities and alternatives for Niteagle.


SPECTRUM 9000, Medical Equipment

Advanced Technologies continuous to provide support to United Integrated Services Ltd. Taiwan. Under the explicit provisions of our export license grant by the US Department of Commerce all end users of the medical equipment must be identified and certified by a receipt of an acknowledgement of the terms and conditions of the sale. UIS is in the process of completing their 50-unit end-user sales and certification list. No guidance has been received from UIS on the progress or the date of expected completion.

Enhance Vision System Quarterly Sales Outlook

The sales of EVS by Kollsman appear to be increasing at a modest rate. Quarterly sales have increased quarter over quarter since mid 2004. EVS has experienced three consecutive quarters of increased sales. This sales increase we attribute to the emerging retrofit market. The retrofit business has a larger potential than the new aircraft market. This fact results from the long service life of commercial aircraft.

The "next generation" EVS (Kollsman descriptor for EVS II) is an important step for the retrofit market. A simpler installation (smaller size) and improved performance highlight the new product. EVS II is also slated for the FedEx program. Kollsman.com is a source for additional information.

The FedEx program remains on track by our indications. By monitoring key internal milestones we are able to stay current on their progress. FAA certification, this fall, is a critical milestone for the program.

CURRENT DEVELOPMENT PROJECTS

Advance Technologies Inc. continues our development activities on new Infrared systems for commercial markets. These projects cannot be forecast with any degree of certainty and all strategic partnerships or business arrangements remain confidential until such time as a formal announcement is appropriate. Premature announcement or market speculation could compromise the development plan and/or the application market.

This release contains forward-looking statements within the meaning of the federal securities laws that relate to future events or Advance Technologies' future performance. All statements in this release that are not historical facts, including any statements about the markets, potential markets, market growth, and Advance Technologies' ability to compete in the Infrared Imaging markets are hereby identified as "forward- looking statements." In this release, Advance Technologies has based these forward-looking statements on management's current expectations. Such forward-looking statements should, therefore, be considered in light of various important factors as stated and unstated in Advance Technologies past filing. Actual results may differ from these statements due to risks and uncertainties, including those associated with the introduction of competing products, and market acceptance of existing and new products. Investors are cautioned not to place undue reliance on these forward-looking statements. Investors also should understand that it is not possible to predict or identify all risk factors. Advance Technologies has no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this release.

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

ADVANCE TECHNOLOGIES INC. BOARD OF DIRECTOR ACTIONS

Advance Technologies in 2005 has completed the transition from a "development company" to a self-sustaining company, a modest but a significant event. A summary of the Board of Director actions that were taken in 2004 to facilitate this transition are as stated:

PAST BOARD OF DIRECTOR ACTIONS SUMMARY

All Class B preferred shares are now eligible for conversion to Class A, common shares, provided the holding period has been satisfied. The effective date for 100% conversion was January 5, 2005.

Mr. Gary L. Bane has re-joined the Board of Directors of Advance
Technologies
Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane's term on ATI's BOD became effective on September 1, 2004.

Mr. James Watson has joined the Board, effective Jan 5, 2005.

As a result of prior actions Class B, preferred Shares and Class A, Common share enjoy the same privilege of dividend participation and voting rights.

Board of Directors Compensation Review

The Board of Directors has completed their review of compensation for the Chief Executive Officer/President, AVTX corporate consul, and the ATI's Board of Directors. Board of Directors & Executive Officer compensation recommendation is for the compensation to be in the form of Preferred Stock, Class B shares subject to the 144 holding period. This form of compensation will have minimal impact on cash reserves. At the conclusion of each quarter, an average AVTX stock price shall be computed using the last 10 days for a weighted-average unit price.

The equivalent salary compensation in the form of newly issued shares are as follows: Each Board of Directors Member = $1,000, Corporate Attorney = $2,500, and CEO/President = $6,000 per quarter. The issued shares will than be reported in the appropriate (quarterly or annual) SEC filing.

The recommendation was prepared for comment and included in the previous SEC 10K filing. Comments were to be submitted to Advanced Technologies Inc. 716 Yarmouth Road, Suite 215, Palos Verdes Estates, CA 90274, (note, a new current address has been provided) or by E-mail to BaG370@aol.com

CURRENT BOD ACTIONS FOR THIS QUARTERLY PERIOD

The shareholder response has been supportive of the proposed compensation package. In light of favorable response, the board of directors has adopted the proposed compensation package beginning the first fiscal quarter of 2006 beginning October 1, 2005.

Mr. Alan Curtis has resigned as Advance Technologies Inc. corporate counsel for personal reasons. We wish Mr. Curtis the best, and thank him for his support in the past. The board of directors is reviewing several options. Our need for a retained counsel is being reviewed. The BOD is looking into our need to out source the Sarbanes-Oxley compliance review.

Advance Technologies Inc. has been involved with a SEC committee that is attempting to secure relief from S/O compliance for BB small cap fully reporting corporations. The need for S/O reporting and compliance is not in dispute, but the full weight of compliance on Corporations like Advance Technologies Inc., in our opinion, penalizes small Cap-corporation and their shareholders far more than any perceived benefit.

Notice of Intent to sell common shares

Mr. Ball has submitted a notice of intent to sell up to one million (1,000,000) shares of AVTX in a private transaction. The private sale of common stock is in compliance with SEC rule 144. The sale of the total amount of these shares will reduce Mr. Ball and Mrs. Ball's joint holding in Advance Technologies Inc. by approximately 6%.

Change of Address

Advance Technologies Inc. is in the process of changing our place of business. The change to a permanent address is in progress at this time. Our temporary address is:

Advance Technologies Inc.
2905 A Sepulveda 333
Manhattan Beach, CA 90266
Tel:  (310) 213-2143
Fax: (310) 546-3388
E-mail: BaG370@aol.co





                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCE TECHNOLOGIES, INC.
                                   (Registrant)




Date: August 10, 2005                 By: /s/ GARY E. BALL
                                   --------------------------------------
                                           Gary E. Ball
                                           President and Director







































