Form 10KSB
period 2005-09-30
ADVANCE TECHNOLOGIES INC
filed 2006-01-18
CIK 1081944

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

                     [X] ANNUAL REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 2005

                   [ ] TRANSITION REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-27175

                         ADVANCE TECHNOLOGIES, INC.
               (Name of small business issuer in its charter)

          Nevada                                        95-4755369
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)

               15 N. Longspur Drive, The Woodlands, TX, 77380
                 Issuer's telephone number: (310) 213-2143

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

State issuer's revenues for its most recent fiscal year.  $  28,953

The aggregate market value of registrant's Common and Preferred Stock held by non-affiliates, based upon the average bid and asked sales price for September 2005 was $ 2,948,000.

As of September 30, 2005, there were 39,498,217 shares of the registrant's Common Stock outstanding. On September 30, 2005, there were 26,017,157 shares of Preferred Stock outstanding.

Transitional Small Business Disclosure Format Yes [X]   No [  ]



INFORMATION REQUIRED IN ANNUAL REPORTS OF TRANSITIONAL SMALL BUSINESS
ISSUERS

                                   PART I
                          DESCRIPTION OF BUSINESS

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

     Our business model licenses intellectual property for a specific field and product to our strategic partner. It is essential that ATI retain core ownership over the basic technology and intellectual property. Our license agreements are for applications restricted to the licensed field. By utilizing our intellectual property in this way, the same technology is licensed to different fields of application on an exclusive or non-exclusive basis without creating a conflict between over-lapping markets and license rights.

MAJOR ACTIVITY,

     Enhanced Vision System (EVS)

     Advance Technologies entered into a licensing agreement with Kollsman Inc. in 1995, which allowed the incorporation of the company's technology and intellectual property into an Enhanced Vision System for use on the Gulfstream series of Aircraft. The EVS system entered production in early 2002. Kollsman has announced a new enhanced vision product in late 2002 for use at the low-end private aviation market. This product is expected to enjoy the same success as the Gulfstream product but with a far larger market. A redacted copy without competition sensitive data has been included under Exhibit 99.1.

OTHER DEVELOPMENT ACTIVITIES

     Recreational Vehicles Systems (RVS)

     Advanced Technologies signed a licensing agreement with Recreational Vehicle Systems (RVS), a Nevada Corporation. Under terms of the agreement Adv-Tech will provide technical know-how and development support to RVS to develop an Infrared Imaging System for the license field of Recreational Vehicles. In consideration for our technical support and certain licensed technical property rights ATI will receive a royalty on each unit sold. No sales are projected before late 2006 or early 2007. The terms of the agreement specify $300.00 per system sold for a period of ten years initiated by the first sale. This agreement is non-exclusive with RVS.

     Medical Systems

     The sale of 50 NVS cameras to United Integrated Services (UIS, a Taiwan Corporation) under an export license granted by the United States Commerce Department is still pending. UIS as indicated their desire to complete this sale before the export license expires in June 2006. We believe there is less than a 50% chance that UIS will be able to comply with the license requirements prior to the expiration date. Revenue impact is negligible.

     Infrared Security System (ISS)

     A provisional patent pending has been obtained for our Infrared Security System. This protection for our intellectual property rights will allow us to aggressively engage in discussion with potential partners and customers. Preliminary discussions have been initiated.

OPERATIONS

     In 2006 Advance Technologies will be establishing our headquarters in Woodland Texas. The Board of Directors has instructed the CEO to initiate a review of our operations to ascertain our future needs. Our primary source of future income will be through our licensing agreements. Our development activities are being conducted in concert with strategic partners, relying upon their capital resources. Recommendations on how to best optimize shareholder value will be formulated and presented to the Board in the near future.

     The development activity at Adv-Tech has shifted from internal hardware based R&D activity to external technical marketing with potential partners. This shift has been created by Infrared Imaging Cameras and Systems moving from high technology to more of a commodity or production component. The system application and embedded application software represents most of the future opportunities for Advance Technologies.

EMPLOYEES

     Advance Technologies Inc. consists of one full time employee. All additional services required are contracted for on an as needed basis.

ENVIRONMENTAL IMPACT

     Advance Technologies operations do not effect the environment and is fully compliant to Federal, State, and local laws.


POTENTIAL IMPACT ON FINANCIAL PERFORMANCE

     Advance Technologies Inc. under the terms of our exclusive license with Kollsman Inc. is in a position to receive royalties of $22,640,000 over the initial 10,000 units sold under terms of this contract. The realization of these revenues is dependent upon Kollsman securing a major share of the Enhanced Vision Market. Advance Technologies Inc. may or may not achieve all or part of this royalty income based upon market performance by Kollsman. The performance of Kollsman is subject to external and internal factors at Kollsman which are outside of Advance Technologies Inc. ability to either control, affect, or to predict. As Kollsman progresses in the EVS market through the meeting of key performance and sales milestones, Advance Technologies will report those achievements as disclosed by Kollsman or reported in the public media.

DESCRIPTION OF PROPERTY.

     Advanced Technologies Inc has rented property at 716 Yarmouth Road, Palos Verde Estates, and Ca. for the last four years. The office consisted of approximately 1,800 sq. ft., with separate areas for entry, office, conference area, and a small laboratory. Advance Technologies has re-located to Texas. Suitable offices will be located in The Woodlands area of North Houston in early 2006. Until new facilities are obtained, business will be conducted from a separate office area at 15 N. Longspur Drive, The Woodlands, TX, 77380. This place of business is part of the residence of the President of Advance Technologies. The rent is $ 0.00 per month.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     (a)  Directors and Executive Officers

------------------------      -------   -------------------------------
Name                          Age       Position
------------------------      -------   -------------------------------
Gary E. Ball                  68        CEO, President, and Director
------------------------      -------   -------------------------------
Gary L. Bane                  67        Director (1)
------------------------      -------   -------------------------------
James Watson                  57        Director (2)
------------------------      -------   -------------------------------
Wendy S. Ball                 n.a.      Note (3)
------------------------      -------   -------------------------------

(1)  Became a director on October 1, 2004.
(2)  Became a director on January 1, 2005.
(3) Resigned as a director effective January 1, 2005. Wendy S. Ball is the spouse of Gary E. Ball.

     (b)  Qualifications

     Mr. James Watson has joined Advance Technologies Board of Directors. Mr. Watson's extensive experience as Director of Marketing for Western Airlines will provide valuable sight into marketing issues affecting the entry of EVS into the passenger segment of commercial aviation. Mr. Watson's term with the Board will begin January 1, 2005.

Mr. JAMES R. WATSON
     Sales, Marketing and General Management Executive with over twenty-five years experience in managing a wide range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities.

     CALIFORNIA MANUFACTURING TECHNOLOGY CONSULTING, Gardena, California, 1999-Present, Vice President Operations 2001-Present
     Responsible for marketing, sales, consulting services and the development of delivery tools and services. Redirected the organization from a service to industry "Go to Market" strategy. Established Aerospace & Defense and Distribution industry teams.

     ANCHOR AUDIO, INC., Los Angeles, California, 1994 to 1999
Vice President Sales & General Manager Europe 1994-1999
     Responsible for domestic sales planning, field sales, government and OEM sales. Established and managed the day to day operation of a European distribution center and dealership. Developed and implemented the distribution strategy and the sales/marketing programs for offices in Europe, Mexico, and the South Pacific and for distributors worldwide.

     WESTERN AIRLINES, Los Angeles, California, 1971 to 1985
Vice President Passenger & Cargo Sales, 1983 to 1985
     Responsible for managing over 1100 people in sales programs, field sales, reservations and advertising with a budget in excess of $150 million.

GARY E. BALL
     Age 68, residing in The Woodlands, Texas is married. He attended California State University at Long Beach graduated with a BSEE and MSEE, went on to perform Graduate Studies at University of Southern California. He has specialized in product design, development, and management for North American Aviation. Was Technical Manager for the Pave Tack program for Ford Aerospace. Program Manager for Northrop Electro-Mechanical in charge of business development on several classified DOD programs. Was Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System reporting to the President of EDSG. Was a member of NATO NIAG study group on Aircraft Integration. He has authored several articles for trade publications, the last 9 years he has provided consulting services to 10 U.S. and foreign corporations in the field of IR technology.

     On June 15, 2004 the Board of Directors extended an invitation to Gary
L. Bane to re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane withdrew from the BOD in 2002 due to pressing demands from his many business commitments. We are pleased that Mr. Bane's schedule has abated, which permits him to re-join the BOD. Mr. Bane term on ATI's BOD will become effective on October 1, 2004. Mr. Bane has been employed as an independent consultant for the last five years.

     Wendy S. Ball has resigned from the Board of Directors, effective January 1, 2005.


Involvement in certain legal proceedings.
-----------------------------------------

     There has been no legal proceeding involving Advance Technologies Inc.


REMUNERATION OF DIRECTORS AND OFFICERS.

     No cash or other remuneration was paid to any director or officer of the Company during the fiscal year ended September 30, 2005.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.


Title of    Name and address
class       of owner            Amount owned   Percent of class
---------   ----------------    ------------   ----------------
Common      Gary Ball           7,800,000      12%
---------   ----------------    ------------   ----------------
Common      Wendy Ball          7,800,000      12%
---------   ----------------    ------------   ----------------
Common      Gary L. Bane        1,200,000       2%
---------   ----------------    ------------   ----------------
Preferred   Jim Watson             20,000       ~
---------   ----------------    ------------   ----------------

PERSONS HOLDING 10% OR MORE OF AVTX STOCK

     None that have been reported.


PERSONS HOLDING WARRANTS, OPTIONS OR OTHER RIGHTS

     None


INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.


     None.

                                  PART II

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     Advance Technologies Inc. is traded under the symbol of AVTX on the NASDAQ BB. The high and low share prices for the last two years by quarters are:


          Quarter        Year      High      Low       Dividends
           ----------    ------    ------    ------    ----------
          July-Sept      2005      .08       .04       0
          Apr-June       2005      .09       .03       0
          Jan-Mar        2005      .04       .02       0
          Oct-Dec        2004      .03       .02       0
          July-Sept      2004      .05       .03       0
          Apr-June       2004      .08       .04       0
          Jan-Mar        2004      .09       .02       0
          Oct-Dec        2003      .04       .03       0

SHAREHOLDERS OF AVTX

     Common Stock, there was 1,029 shareholders listed by Pacific Stock Transfer Company, our agent of record on September 30, 2005.

     Preferred Stock, there were 128 shareholders listed by Pacific Stock Transfer Company, our agent of record on September 30, 2005.

DIVIDENDS

     There have been no dividends paid to shareholders in the last two years.

EQUITY COMPENSATION PLANS

     There was no Equity Compensation paid to key employees, directors and/or Executive Officers in the last two years.


DESCRIPTION OF EXHIBITS.

     See Item 2 of Part III, below.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Board of Directors, all Officers, and major shareholders of 10% or more of Advance Technologies Inc. are in compliance with all reporting requirements of the exchange act.


                                  PART III
                            FINANCIAL STATEMENTS










/Letterhead/


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Advance Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advance Technologies, Inc. (a development stage company) as of September 30, 2005 and 2004 and the related statements of operations and cash flows for the years then ended and from the period October 1, 1985 (date of inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a development stage company) as of September 30, 2005 and 2004 and the results of its operations and cash flows for the years then ended and from the period October 1, 1985 (date of inception) through September 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent on financing to continue operations. This raises substantial doubt about its ability to continue as a going concern. Managements plans to resolve this uncertainty is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
December 30, 2005


                         Advance Technologies, Inc.
                       (A Development Stage Company)
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------

                                                              September 30,
                                                      2005         2004
                                                   -----------  -----------
CURRENT ASSETS

 Cash                                              $    2,934   $    1,773
                                                   -----------  -----------
   Total Current Assets                                 2,934        1,733
                                                   -----------  -----------
PROPERTY & EQUIPMENT, net                                 851        6,562
                                                   -----------  -----------
   TOTAL ASSETS                                    $    3,785   $    8,335
                                                   ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

CURRENT LIABILITIES

 Accounts payable                                  $   16,921   $    4,883
 Accrued Interest                                        -            -
 Notes payable-officer                                 71,000       59,300
                                                   -----------  -----------
   Total Current Liabilities                           87,921       64,183

LONG-TERM DEBT

 Line of Credit                                          -            -
                                                   -----------  -----------
   TOTAL LIABILITIES                                   87,921       64,183

STOCKHOLDERS' EQUITY

 Common stock, authorized 100,000,000 shares of
  $0.001 par value, issued and outstanding
  39,498,217 and 28,319,416 shares, respectively       39,498       28,319
 Preferred Stock, Series A authorized 100,000,000
  shares of $0.001 par value, issued and outstanding
  26,017,157 and 37,195,958 shares, respectively       26,017       37,196
 Additional paid-in capital                           558,389      550,889
 Retained earnings (deficit)                         (708,040)    (672,252)
                                                   -----------  -----------
   Total Stockholders' Equity                         (84,136)     (55,848)
                                                   -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    3,785   $    8,335
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements.
                                     8

                         Advance Technologies, Inc.
                       (A Development Stage Company)
                   Consolidated Statements of Operations

                                                                       For the Period
                                                                          of entering
                                                                          Development
                                                                             Stage on
                                                                           October 1,
                                                              For the Year Ended        1985 Through
                                                                   September 30,       September 30,
                                                  2005         2004           2005
                                             ------------  ------------  ------------
REVENUES

 Royalty Income                               $   26,500    $   25,000    $   51,500
 Consulting Fees                                   2,453         5,366        67,843
 Product Sales                                      -          119,073       119,073
                                             ------------  ------------  ------------
   Total Sales                                    28,953       149,439       238,416

COST OF GOODS SOLD

 Product Purchases                                  -          114,020       114,020
                                             ------------  ------------  ------------
   Gross Profit                                   28,953        35,419       124,396

EXPENSES

 Depreciation & Amortization                       5,711         7,877        51,034
 Organization Costs                                 -              -          11,301
 Research & Development                             -              -          72,750
 General and administrative                       59,030        19,473       772,084
                                             ------------  ------------  ------------
   Total Expenses                                 64,741        27,350       907,169
                                             ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS                    (35,788)        8,069      (782,773)
                                             ------------  ------------  ------------
OTHER INCOME (EXPENSE)

 Interest Expense                                   -              -         (23,267)
 Miscellaneous Income                               -              -          98,000
                                             ------------  ------------  ------------
   Total Other Income (Expense)                     -              -          74,733
                                             ------------  ------------  ------------
NET INCOME (LOSS)                            $   (35,788)  $     8,069   $  (708,040)
                                             ============  ============  ============
NET LOSS PER SHARE
 Loss Per Share                              $     (0.00)  $      0.00   $     (0.14)
                                             ============  ============  ============
 Weighted average shares
  outstanding                                 35,255,995    25,219,406     4,928,892
                                             ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     9

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2005)

                                                                              Deficit
                                                                          Accumulated
                                         Additional                        During the
                                     Common Stock      Paid-In          Preferred Stock  Development
                      Shares   Amount      Capital     Shares    Amount       Stage
                   -------------------   ---------- ----------- --------  -----------
Balance,
 October 1, 1985
 (beginning of the
 development stage)     6,487 $     7    $  58,161          -   $    -    $  (60,701)

Shares issued for
 coal royalties at
 $0.01                  4,369       4        1,525         -       -            -

Shares issued for
 services at $0.25        554       1        4,849        -        -            -

Shares issued for
 services at $0.03      1,601       2        1,680         -       -            -

Shares issued for
 services at $0.25      1,274       1       11,145        -        -            -

Shares issued for
 services at $0.01      2,290       2          798        -        -            -

Shares issued for
 services at $0.25     37,203      37      325,487        -        -            -

Preferred shares
 issued for services     -       -             -        10,048    1,004         -

Preferred shares
 expire                  -       -           1,004     (10,048)  (1,004)        -

Net loss since the
 beginning of the
 development stage
 at October 1, 1985      -        -           -           -            -    (344,001)
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30, 1995    53,778      54      404,649        -        -        (404,702)

Shares issued for
 services at $0.25      5,714       6       49,994        -        -            -

Share round up             (6)     (1)        -           -        -            -

Net loss for
 the year ended
 September 30, 1996      -       -            -            -       -         (50,000)

Balance,
 September 30, 1996    59,486      59      454,643        -        -        (454,702)

 The accompanying notes are an integral part of these financial statements.
                                     10

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2004)

                                                                              Deficit
                                                                          Accumulated
                                         Additional                        During the
                                     Common Stock      Paid-In          Preferred Stock  Development
                      Shares   Amount      Capital     Shares    Amount       Stage
                   -------------------   ---------- ----------- --------  -----------
Balance Forward        59,486      59      454,643        -        -        (454,702)

Shares issued for
 services at
 $0.25                    608       1        5,324        -        -            -

Net loss for
 the year ended
 September 30,
 1997                    -       -            -           -        -          (5,325)
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30,
 1997                  60,094      60      459,967        -         -       (460,027)

Shares issued for
 services at
 $0.001                12,828      13          436        -        -            -

Net loss for
 the year ended
 September 30,
 1998                    -       -            -           -        -            (447)
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30,
 1998                  72,922      73      460,403        -        -        (460,474)

Shares issued for
 cash at $0.01      2,500,000   2,500       22,500        -        -            -

Shares issued for
 common stock of
 SeaCrest
 Industries Corp.
 at $0.001               -       -         (36,457) 50,254,102   50,254         -

Net loss for
 the year ended
 September 30,
 1999                    -       -            -           -        -         (90,126)
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30,
 1999               2,572,922   2,573      446,446  50,254,102   50,254     (550,600)

Net loss for
 the year ended
 September 30,
 2000                    -       -            -           -        -        (101,799)
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30,
 2000               2,572,922   2,573      446,496  50,254,102   50,254     (652,399)

 The accompanying notes are an integral part of these financial statements.
                                     11

                         Advance Technologies, Inc.
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      (For the period of entering development stage on October 1, 1985 through September 30, 2004)

                                                                              Deficit
                                                                          Accumulated
                                         Additional                        During the
                                     Common Stock      Paid-In          Preferred Stock  Development
                      Shares   Amount      Capital     Shares    Amount       Stage
                   -------------------   ---------- ----------- --------  -----------
Balance Forward     2,572,922   2,573      446,446  50,254,102   50,254     (652,399)

Net income (loss)
 for the year
 ended September
 30, 2001                -       -            -           -        -          31,669
                   -------------------   ---------- ----------- --------  -----------
Balance,
 September 30,
 2001               2,572,922   2,573      446,446  50,254,102   50,254     (620,730)

Shares issued for
 services at
 $0.001             3,250,000   3,250         -           -        -            -

Shares converted
 to common stock   11,396,045  11,396         -    (11,396,045) (11,396)        -

Net income (loss)
 for the year
 ended September
 30, 2002                -       -            -           -        -         (27,774)
                   -------------------   ---------- ----------- --------  -----------
Balance,
  September 30,
 2002              17,218,967  17,219      446,446  38,858,057   38,858     (648,504)

Shares issued for
 conversion of
 debt               5,438,350   5,438      103,334        -        -            -

Shares issued for
 conversion of
 Preferred stock      109,200     109         -       (109,200)    (109)        -

Net income (loss)
 for the year
 ended September
 30, 2003           -        -          -           -         -   (31,817)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
 September 30,
 2003              22,766,517  22,766      549,780  38,748,857   38,749     (680,321)

Shares issued for
 private
 placement          4,000,000   4,000        1,109        -        -            -

Shares issued for
 conversion of
 Preferred stock    1,552,899   1,553         -     (1,552,899)  (1,553)        -

Net income (loss)
 for the year
 ended September
 30, 2004                -       -            -           -            -        8,069
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
 September 30,
 2004              28,319,416  28,319      550,889  37,195,958   37,196     (672,252)

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

                                                                              Deficit
                                                                          Accumulated
                                         Additional                        During the
                                     Common Stock      Paid-In          Preferred Stock  Development
                      Shares   Amount      Capital     Shares    Amount       Stage
                   -------------------   ---------- ----------- --------  -----------
Shares issued for
 conversion of
 Preferred stock   11,178,801  11,179         -    (11,178,801) (11,179)        -

Capital
 contribution            -       -           7,500        -        -            -

Net income (loss)
 for the year
 ended September
 30, 2005                -       -            -           -        -         (35,788)
                     ----------- -------- ---------- ----------- --------- ----------
Balance,
 September
 30, 2005          39,498,217 $39,498     $558,389  26,017,157             $  26,017      $(708,040)
































 The accompanying notes are an integral part of these financial statements.
                                     16

                         Advance Technologies, Inc.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows

                                                                       For the Period
                                                                          of entering
                                                                          Development
                                                                             Stage on
                                                                           October 1,
                                                              For the Year Ended        1985 Through
                                                                   September 30,       September 30,
                                                  2005         2004           2005
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $  (35,788)   $    8,069    $ (708,040)
 Adjustments to reconcile net loss to net
 cash, provided by operations:
  Stock issued for services                         -             -          403,025
  Depreciation & Amortization                      5,711         7,877        51,034
  Organization Costs                                -            -            11,331
  Decrease in prepaids                              -             -           14,680
  Increase (Decrease) in accrued liabilities      12,038       (31,782)       75,895
                                             ------------  ------------  ------------
  Net Cash Flows Used Operating Activities       (18,039)      (15,836)     (152,075)
                                             ------------  ------------  ------------
CASH FLOWS USED IN INVESTMENT ACTIVITIES

 Purchase of Equipment                              -             -          (39,386)
 Investment in Subsidiary                           -             -              286
                                             ------------  ------------  ------------
   Net Cash Used in Investment Activities           -             -          (39,100)
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Cash paid on Loan from Officer                     -           (7,000)      (48,200)
 Proceeds from Loan from Officer                  11,700        19,500       119,200
 Proceeds from Line of Credit                      -              -           85,500
 Proceeds from Issuance of Stock                    -            5,109        30,109
 Capital contribution                              7,500          -            7,500
                                             ------------  ------------  ------------
   Net Cash Flows from Financing Activities       19,200        17,609       194,109
                                             ------------  ------------  ------------
   NET INCREASE (DECREASE) IN CASH                 1,161         1,773         2,934

CASH, BEGINNING OF YEAR                            1,773          -             -
                                             ------------  ------------  ------------
CASH, END OF YEAR                            $     2,934   $     1,773   $     2,934
                                             ============  ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     14


                         Advance Technologies, Inc.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                -Continued-

                                                                       For the Period
                                                                          of entering
                                                                          Development
                                                                             Stage on
                                                                           October 1,
                                                              For the Year Ended        1985 Through
                                                                   September 30,       September 30,
                                                  2005         2004           2005
                                             ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION

 Cash Paid for:
  Interest                                   $         -   $         -    $         -
  Taxes                                      $         -   $         -    $         -

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

     During the year ending September 30, 2005, a total of 11,178,801 shares of preferred stock were converted to common stock.






 The accompanying notes are an integral part of these financial statements.
                                     15

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2005 and 2004


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization

          The Company was organized under the laws of the state of Delaware on June 16, 1969 as PWB Industries, Inc. On November 10, 1975,the Company changed its name to Sun Energy, Inc. At that time, the Company began operations in the oil and gas lease industry. By 1985, the Company discontinued its operations and became dormant. On March 6, 1996, the Company attempted a merger which failed. On August 23, 1997, the Company changed its name to Advance Technologies, Inc. and changed its place of domicile to from Delaware to Nevada.

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

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2005 and 2004


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.  Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                   From
                                                               Inception on
                                                               October 1,
                                     For the Years Ended      1985 Through
                                      September 30,           September 30,
                                     2005           2004           2005
                                -------------  -------------  -------------
       Numerator - net loss     $    (35,788)  $      8,069   $   (708,040)

       Denominator - weighted
        average number of shares
        outstanding               35,255,995     25,219,406      4,928,892
                                =============  =============  =============
       Loss per share           $      (0.00)  $       0.00   $      (0.14)
                                =============  =============  =============

       f.  Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $708,040 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2006. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Accordingly, per FASB 109, the potential tax benefits of the loss carryforwards are offset by the valuation of the same amount.

          Deferred tax assets and the valuation account are as follows at September 30, 2005 and 2004.

                                         September 30,
                                     2005           2004
                                 ------------   ------------
       Deferred tax asset:
        NOL carryforward         $   240,734    $   196,946
       Valuation allowance          (240,734)      (196,946)
                                 ------------   ------------
       Total                     $          -   $          -
                                 ============   ============

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2005 and 2004

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

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2005 and 2004


NOTE 4 -  PROPERTY & EQUIPMENT

          Property & Equipment consists of the following at September 30, 2005 and 2004:

                                                        September 30,
                                                    2005           2004
                                                ------------   ------------
          Equipment                             $    39,386    $    39,386
          Less: Accumulated Depreciation            (38,535)       (32,824)
                                                ------------   ------------
          Net Property & Equipment              $       851    $     6,562
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

          The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment are 5 years. Depreciation expense for the years ended September 30, 2005 and 2004 are $5,711 and $7,877, respectively.

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

NOTE 6 -  RELATED PARTY TRANSACTIONS

          As of September 30, 2005 and 2004, the Company owes an officer the Company $71,000 and $66,300 for loans made. This note payable-officer is considered a current liability with no provision for interest.

                         Advance Technologies, Inc.
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                        September 30, 2005 and 2004

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

          During the year ended September 30, 2004, preferred shareholders converted 1,552,899 shares of preferred stock for 1,552,899 shares of common stock. There was also a private placement of common stock in the amount of 4,000,000 shares for cash of $5,109.

          During the year ended September 30, 2005, preferred shareholders converted 11,178,801 shares of preferred stock for 11,178,801 shares of common stock.



                                  Part III

                             Index to Exhibits.

Exhibit
Number      Description

2.1         Articles of Incorporation (1)
2.2         Amendment to Articles of Incorporation (1)
2.3         Amendment to Articles of Incorporation (1)
2.4         Amended Bylaws (1)
3.1         See Articles of Incorporation, as Amended (1)
31.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of President and Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.
99.1        License Agreement with Infrared Enhanced Vision Sensor
            System

(1) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form 10-SB filed on August 30, 1999, File Number 000-27175.

DESCRIPTION OF EXHIBITS.

EXHIBIT 99.1: LICENSE AGREEMENT, INFRARED ENHANCED VISION SENSOR SYSTEM, JULY 15, 1997.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ADVANCE TECHNOLOGIES, INC.



By   /S/ Gary E. Ball
     ___________________________________________________
     Gary E. Ball, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /S/ Gary E. Ball
     __________________________________________
     Gary E. Ball, Principal Executive Officer



     /S/ Gary E. Ball
     __________________________________________
     Gary E. Ball, Principal Financial Officer



     /S/ Gary E. Ball
     __________________________________________
     Gary E. Ball, Controller or Principal Accounting Officer



     /S/ Gary L. Bane
     __________________________________________
     Gary L. Bane, Director



     /S/ James Watson
     __________________________________________
     James Watson, Director


         [ATTACH EXHIBITS TO EXTENT NOT INCORPORATED BY REFERENCE]