Form 10QSB
period 2005-12-31
ADVANCE TECHNOLOGIES INC
filed 2006-02-14
CIK 1081944

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                   [X] QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31 2005

                                     OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                              THE EXCHANGE ACT

       For transition period from _______________ to _______________

                      Commission File Number: 0-17953


                         Advance Technologies Inc.
     (Exact Name of Small Business Issuer as Specified in its Charter)

     Nevada                                                 95-4755369
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                            15 N. Longspur Drive
                          The Woodlands, TX 77380
                  (Address of Principal Executive Offices)

                               (310) 213-2143
                        (Issuer's telephone number)
                         -------------------------

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES   [ X ]     NO   [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES   [    ]     NO   [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005:
39,498,217 of Common & 26,177,157 of Preferred.

Transitional Small Business Disclosure Format (check one):
          YES   [  x ]     NO   [    ]



       INFORMATION REQUIRED IN ANNUAL REPORTS OF TRANSITIONAL SMALL
                              BUSINESS ISSUERS


                                   PART I
                           Financial Information

ITEM 1.  FINANCIAL STATEMENT
         -------------------

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                   ------
                                                December 31,  September 30,
                                                   2005            2005
                                               -------------  -------------
                                                  (Restated)

CURRENT ASSETS:
 Cash                                          $       -       $      2,934
 Accounts receivable                                   6,300          6,600
 Prepaid expenses                                        478          -
                                               -------------  -------------
   Total Current Assets                                6,778          9,534

PROPERTY AND EQUIPMENT, net                              565            851
                                               -------------  -------------
   TOTAL ASSETS                                 $      7,343   $     10,385
                                               =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
CURRENT LIABILITIES:
 Bank overdraft                                 $         83   $      -
 Accounts payable                                     14,337         16,921
 Notes payable - officer                              71,750         71,000
 Liability to be settled by issuance of stock          -              8,000
                                               -------------  -------------
   Total Current Liabilities                          86,170         95,921

STOCKHOLDERS' EQUITY (DEFICIT):
 Series A convertible preferred stock, $.001
  par value, 100,000,000 shares authorized,
  26,337,157 and 26,017,157 shares issued and
  Outstanding, respectively                           26,337         26,017
 Common stock, $.001 par value, 100,000,000
  shares authorized, 39,498,217 and 39,498,217
  shares issued and outstanding, respectively         39,498         39,498
 Additional paid-in capital                          574,069        558,389
 Deficit accumulated during the development
  stage                                            (718,731)      (709,440)
                                               -------------  -------------
   Total Stockholders' Equity (Deficit)             (78,827)       (85,536)
                                               -------------  -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                    $      7,343   $     10,385
                                               =============  =============


                          See accompanying notes.
                                   Page 2


                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Period
                                                                        From Entering
                                                                         Development
                                                                           Stage on
                                               For the Three Months       October 1,
                                                Ended December 31,       1985 through
                                           ----------------------------  December 31,
                                                 2005         2004           2005
                                           -------------- ------------- -------------
                                               (Restated)                  (Restated)
REVENUES:
 Royalty                                     $      6,300  $        900  $     48,400
 Consulting                                         -              -           67,843
 Product                                            -              -          119,073
                                           -------------- ------------- -------------
   Total Revenues                                   6,300           900       235,316

COST OF GOODS SOLD                                  -              -          114,020
                                           -------------- ------------- -------------
GROSS PROFIT                                        6,300           900       121,296

OPERATING EXPENSES:
 Depreciation and amortization                        286         1,614        51,320
 Research and development                           -             -            72,750
 Other general and administrative                  15,305        15,309       790,690
                                           -------------- ------------- -------------
   Total Operating Expenses                        15,591        16,923       914,760

OPERATING INCOME (LOSS)                           (9,291)      (16,023)     (793,464)
                                           -------------- ------------- -------------
OTHER INCOME (EXPENSE):
 Miscellaneous income                               -              -           98,000
 Interest expense                                   -              -         (23,267)
                                           -------------- ------------- -------------
   Total Other Income (Expense)                     -              -           74,733
                                           -------------- ------------- -------------
NET INCOME (LOSS)                           $     (9,291)  $   (16,023)  $  (718,731)
                                           ============== ============= =============

NET INCOME (LOSS) PER SHARE                 $      (0.00)  $     (0.00)  $     (0.13)
                                           ============== ============= =============

WEIGHTED-AVERAGE SHARES
OUTSTANDING                                    39,498,217    28,319,416     5,358,905
                                           ============== ============= =============



                               See accompanying notes.
                                        Page 3


                      ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the Period
                                                                        From Entering
                                                                         Development
                                                                           Stage on
                                               For the Three Months       October 1,
                                                Ended December 31,       1985 through
                                           ----------------------------  December 31,
                                                 2005         2004           2005
                                           -------------- ------------- -------------
                                               (Restated)                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                          $     (9,291) $    (16,023) $   (718,731)
 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
   Depreciation & Amortization                        286         1,614        51,320
   Organization Costs                               -             -            11,331
   Stock issued for services                        8,000         -           419,025
  (Increase) decrease in
   accounts receivable                                300         (900)       (6,300)
  (Increase) decrease in
   prepaid expenses                                 (478)         -            14,202
  Increase (decrease) in
   accrued liabilities                            (2,584)         8,700        73,311
                                           -------------- ------------- -------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                              (3,767)       (6,609)     (155,842)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchase of property and equipment                 -             -          (39,386)
 Investment in subsidiary                           -              -              286
                                           -------------- ------------- -------------
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES                                -              -         (39,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank overdraft                          83         -                83
 Cash paid on loan from officer                     -             -          (48,200)
 Proceeds from loan from officer                      750         -           119,950
 Proceeds from line of credit                       -             -            85,500
 Proceeds from Issuance of Stock                    -             -            30,109
 Capital contribution                               -             7,500         7,500
                                           -------------- ------------- -------------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                  833         7,500       194,942
                                           -------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                   (2,934)           891         -

CASH AT BEGINNING OF PERIOD                         2,934         1,773         -
                                           -------------- ------------- -------------
CASH AT END OF PERIOD                                -            2,664         -
                                           ============== ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for:
  Interest                                  $       -      $      -      $      -
  Income taxes                              $       -      $      -      $      -

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  In October and December 2005, the Company issued 320,000 shares of
  Series A convertible preferred stock to pay $4,000 in director fees and $12,000 in salary.

                          See accompanying notes.
                                   Page 4

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
     NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Advance Technologies, Inc. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2005.

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

RESTATEMENT

Subsequent to filing its Form 10-KSB for the year ended September 30, 2005, the Company discovered that (1) its revenues had been recorded on a cash basis rather than accrual, (2) its revenues had not been recorded net of discounts, and (3) officer and director compensation had not been accrued. Shortly, the Company intends to file an amended Form 10-KSB for the year ended September 30, 2005. The restatement had the following effects on the amounts presented herein:

                                                  September 30, 2005 Balance Sheet
                                            -----------------------------------------
                                                 Before         After
                                              Restatement   Restatement    Difference
                                            ------------- ------------- -------------
  Accounts receivable                        $      -      $      6,600  $      6,600
  Current assets                                    2,934         9,534         6,600
  Total assets                                      3,785        10,385         6,600
  Liability to be settled by
   issuance of stock                                -             8,000         8,000
  Current assets                                   87,921        95,921         8,000
  Retained earnings                             (708,040)     (709,440)       (1,400)
  Stockholders' equity (deficit)                 (84,136)      (85,536)       (1,400)


                                               Statement of Operations for the Three
                                                    Months Ended December 31, 2004
                                            -----------------------------------------
                                                 Before         After
                                              Restatement   Restatement    Difference
                                            ------------- ------------- -------------
  Royalty revenues                           $      -      $        900  $        900
  Total revenues                                    -               900           900
  Other general and
   administrative expense                          15,309        15,309         -
  Operating income (loss)                        (16,923)      (16,023)           900
  Net income (loss)                              (16,923)      (16,023)           900
  Net income (loss) per share                      (0.00)        (0.00)         -




                                   Page 5

                                          Statement of Operations for the Period from
                                                   Entering Development Stage on
                                            October 1, 1985 through December 31, 2005
                                            -----------------------------------------
                                                   Before         After
                                              Restatement   Restatement    Difference
                                            ------------- ------------- -------------
  Royalty revenues                           $     57,800  $     48,400  $    (9,400)
  Total revenues                                  244,716       235,316       (9,400)
  Other general and
   administrative expense                         798,690       790,690       (8,000)
  Operating income (loss)                       (792,064)     (793,464)       (1,400)
  Net income (loss)                             (717,331)     (718,731)       (1,400)
  Net income (loss) per share                      (0.13)        (0.13)         -


ITEM 2. MANAGEMENT & DISCUSSIONS
        ------------------------
MAJOR ACTIVITY

     Highlights of First Quarter

     The NBAA annual show in October allowed Kollsman to put on display their new initiatives in Enhanced Vision and related markets. Advance Technologies Inc. directs the interested reader to Kollsman.com PR's releases. At the same time Gulfstream unveiled their plans for a smaller light weight Corporate Business Jet aimed for a smaller passenger market. We refer the reader to the Press Releases at Gulfstream.com.

     The Niteagle program took an important step forward with the signing of a license agreement with a new Nevada corporation (RVS). AVTX will be providing RVS support under the terms of the agreement. The ATI-RVS License agreement is incorporated in this quarterly report as Exhibit 33.

     ATI has secured a provisional patent application for our new Infrared Security System (ISS) project. With the protection of our intellectual property ATI has been contacting parties which may have an interest in active participation. All contacts to date are preliminary and confidential.

     Enhanced Vision System (EVS)

     Enhance Vision System, our first project; has entered production. Advance Technologies benefits through a license agreement with Kollsman Inc.

     Kollsman has issued a detailed report of all sales and deliveries through December 31, 2005. The EVS market continues to develop on schedule. Sales are increasing but at a modest rate.

     The agreement between Kollsman and FedEx is proceeding with the EVS being slated for operation on all of FedEx's wide-body aircraft. See Kollsman.com for additional details.

     NITEAGLE

     The NITEAGLE Project will be transferred to RVS in early 2006 under the terms of the ATI-RVS License Agreement.


OTHER DEVELOPMENT ACTIVITIES

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


(1)  Became a director on October 1, 2004.
(2)  Became a director on January 1, 2005.


     (b)  Qualifications

     Mr. James Watson has joined Advance Technologies Board of Directors. Mr. Watson's extensive experience as Director of Marketing for Western Airlines will provide valuable sight into marketing issues affecting the entry of EVS into the passenger segment of commercial aviation.
Mr.Watson's term with the Board will begin January 1, 2005.

Mr. JAMES R. WATSON
     Sales, Marketing and General Management Executive with over twenty-five years experience in managing a wide range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities.

     CALIFORNIA MANUFACTURING TECHNOLOGY CONSULTING, Gardena, California, 1999-Present, Vice President Operations 2001-Present
     He was responsible for marketing, sales, consulting services and the development of delivery tools and services. Re-directed the organization from a service to industry "Go to Market" strategy by establishing teams for the Aerospace & Defense and Distribution industry.
     In the past Mr. Watson was Vice President of Passenger & Cargo sales for WESTERN AIRLINES, Los Angeles, California. He was responsible for managing over 1100 people in sales programs, field sales, reservations and advertising with a budget in excess of $150 million.

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

Gary L. Bane
     Age 67, Mr. Bane has been employed as an independent consultant for the last seven years after retiring from Boeing Marine Systems. Mr. Bane has BS and MS degrees from the University of Southern California in engineering and management fields. Mr. Bane belongs to several government committees involved in Ocean engineering and related fields. Mr. Bane has a large consulting practice in his field of Marine Engineering. Mr. Bane consults with Boeing and several other Marine engineering firms.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.
-----------------------------------------

     There has been no legal proceeding involving Advance Technologies Inc.


Item 9.   REMUNERATION OF DIRECTORS AND OFFICERS.
          ---------------------------------------
     Effective October 1, 2005 the previously approved Executive compensation plan was put into effect. Under the provision of the plan preferred shares of AVTX were issued to the CEO/President of AVTX and the Board of Directors. The issuing of these shares (160,000 Class B shares) to the Board of Directors and the Chief Operating Officer/President of Advance Technologies Inc. increased the outstanding shares of Class B to 26,177,157. This action is in accordance with the proposed and accepted Executive Compensation Plan.

Item 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.
          ---------------------------------------------------------------


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

PERSONS HOLDING WARRANTS, OPTIONS OR OTHER RIGHTS.
--------------------------------------------------

     No other person is known to hold 10% or more of a class of equity securities of AVTX.


ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.
          -----------------------------------------------------------

     Gary Ball has provided office space for the executive offices of AVTX, for which Mr. Ball has received $0.00 monthly compensation.


                                  PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
          ----------------------------------------------------------------

     Advance Technologies Inc. is traded under the symbol of AVTX on the NASDAQ BB. The high and low share prices for the last two fiscal years by are:

                                       Common Stock
                                         Bid Price
                                     Low           High
Fiscal Year 2004
     First Quarter                   .02            .09
     Second Quarter                  .04            .08
     Third Quarter                   .03            .05
     Fourth Quarter                  .02            .03

Fiscal Year 2005
     First Quarter                   .02            .04
     Second Quarter                  .03            .09
     Third Quarter                   .04            .08
     Fourth Quarter                  .03            .06




SHAREHOLDERS OF AVTX

     Common Stock, (39,498,217 shares) there was 1,023 shareholders listed by Pacific Stock Transfer Company, our agent of record on December 31, 2005.

     Preferred Stock, (26,177,157) there were 128 shareholders listed by Pacific Stock Transfer Company, our agent of record on December 31, 2005.

DIVIDENDS

     There have been no dividends paid to shareholders in the last two years.

EQUITY COMPENSATION PLANS

     The Equity Compensation paid to key employees, directors and/or Executive Officers in the last two years was 160,000 shares, October 15, 2005.


ITEM 2.   DESCRIPTION OF EXHIBITS
          -----------------------

          See Item 2 of Part III, below.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

          Not applicable.

ITEM 5.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

          The Board of Directors, all Officers, and major shareholders of 10% or more of Advance Technologies Inc. are in compliance with all reporting requirements of the exchange act.

                                  PART III

ITEM 1.   INDEX TO EXHIBITS


Exhibit
Number    Description                                         Page Number
-------   -------------------------------------------------   -----------
2.1       Articles of Incorporation (1)
2.2       Amendment to Articles of Incorporation filed on
          November 10, 1975(1)
2.3       Amendment to Articles of Incorporation filed on
          December 6, 1982(1)
2.4       Amended Bylaws (1)
3.1       See Articles of Incorporation, as Amended (1)
6.1       License Agreement dated July 1997 with Kollsman,
          Inc. (1)
31.1      Certification of President, Chief Executive
          Officer and Chief Financial Officer Pursuant to
          18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.                13
32.1      Certification of President, Chief Executive Officer
          and Chief Financial Officer Pursuant to Rule 13-14
          or Rule 15-14 of the Securities and Exchange Act
          of 1934 as adopted pursuant to Section 906 of The
          Sarbanes-Oxley act of 2002.                                   15
33.1      License Agreement with Infrared Vision Sensor
          System                                                        16


(1) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form 10-SB filed on August 30, 1999, File Number 000-27175.


ITEM 2.   DESCRIPTION OF EXHIBITS.
          ------------------------
          The Exhibits follow the Signature Page.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 12, 2006            Advance Technologies, Inc.
                                   (Registrant)



                                   By:/s/ GARY E. BALL
                                   ---------------------------------------
                                   Gary E. Ball
                                   President and Director