Form 10QSB
period 2006-03-31
ADVANCE TECHNOLOGIES INC
filed 2006-05-15
CIK 1081944

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                   {X} QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

                                     OR

             { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                              THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.
          YES   { X }     NO   {     }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES   {    }     NO   { X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006:
39,498,217 of Common & 26,497,157 of Preferred.

Transitional Small Business Disclosure Format (check one):
          YES   {  x }     NO   {    }






       INFORMATION REQUIRED IN ANNUAL REPORTS OF TRANSITIONAL SMALL
                              BUSINESS ISSUERS

                                   PART I
                           Financial Information


ITEM 1.  FINANCIAL STATEMENTS
         -------------------

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS
                                   ------

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                        MARCH 31, 2006 CONSOLIDATED
                           FINANCIAL STATEMENTS

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                                                                    Pages

Unaudited Condensed Consolidated Balance Sheets, March 31, 2006
and September 30, 2005                                                4

Unaudited Condensed Consolidated Statements of Operations, For
the Three and Six Months Ended March 31, 2006 and 2005 and For
the Period From Entering Development Stage on October 1, 1985
Through March 31, 2006                                                5

Unaudited Condensed Consolidated Statements of Cash Flows, For
the Six Months Ended March 31, 2006 and 2005 and For the Period
From Entering Development Stage on October 1, 1985 Through
March 31, 2006                                                        6

Notes to the Unaudited Condensed Consolidated Financial
Statements                                                          7 - 8

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                   ------

                                                   March 31,  September 30,
                                                    2006           2005
                                               -------------  -------------
                                                               (Restated)
CURRENT ASSETS:
 Cash                                           $     1,473    $     2,934
 Accounts receivable                                  4,800          6,600
 Prepaid expenses                                       191          -
                                               -------------  -------------
   Total Current Assets                               6,464          9,534

PROPERTY AND EQUIPMENT, net                             396            851
                                               -------------  -------------
   TOTAL ASSETS                                $      6,860   $     10,385
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                              $     19,308   $     16,921
 Related party loans                                 76,950         71,000
 Liability to be settled by
   issuance of stock                                   -             8,000
                                               -------------  -------------
   Total Current Liabilities                         96,258         95,921

STOCKHOLDERS' EQUITY:
 Series A convertible preferred
   stock, $.001 par value,
   100,000,000 shares authorized,
   26,497,157 and 26,017,157 shares
   issued and Outstanding,
   respectively                                      26,497         26,017
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  39,498,217 and 39,498,217
  shares issued and outstanding,
  respectively                                       39,498         39,498
 Capital in excess of par value                     609,124        582,685

Deficit accumulated during the
Development stage                                  (764,517)      (733,736)
                                               -------------  -------------
   Total Stockholders' Equity                       (89,398)       (85,536)
                                               -------------  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $      6,860   $     10,385
                                               =============  =============

             See accompanying notes and accountant's report.
                                   Page 4

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Period
                                                                        From Entering
                                                                          Development
                                                                            Stage
                                                                            October
                          For the Three Months       For the Six Months     1, 1985
                             Ended March 31,          Ended March 31,       through
                        -----------------------  -----------------------    March 31,
                           2006        2005         2006         2005         2006
                        ----------- -----------  ----------- -----------  -----------
                                     (Restated)   (Restated)  (Restated)   (Restated)
REVENUES:
 Royalty               $     4,800  $    3,300   $   11,100  $    4,200   $   53,200
 Consulting                   -          2,453         -          2,453       67,843
 Product                      -           -            -           -         119,073
                        ----------- -----------  ----------- -----------  -----------
Total Revenues               4,800       5,753       11,100       6,653      240,116
                        ----------- -----------  ----------- -----------  -----------
COST OF
GOODS SOLD                   -            -            -           -         114,020
                        ----------- -----------  ----------- -----------  -----------
GROSS PROFIT                 4,800       5,753       11,100       6,653      126,096
                        ----------- -----------  ----------- -----------  -----------
OPERATING EXPENSES:
Depreciation
 and amortization              169       1,668          455       3,282       51,489
Research and
 development                  -           -            -           -          72,750
Other general and
 administrative             23,202       8,243       38,507      23,552      813,892
                        ----------- -----------  ----------- -----------  -----------
Total Operating
Expenses                    23,371       9,911       38,962      26,834      938,131
                        ----------- -----------  ----------- -----------  -----------
LOSS BEFORE
OTHER INCOME
(EXPENSE)                  (18,571)     (4,158)     (27,862)    (20,181)    (812,035)
                        ----------- -----------  ----------- -----------  -----------
OTHER INCOME
(EXPENSE):
 Miscellaneous
  income                      -           -             -           -         98,000
 Interest expense             -           -            -           -         (23,267)
 Interest expense
 related party              (1,487)     (1,435)      (2,919)     (2,696)     (27,215)
                        ----------- -----------  ----------- -----------  -----------
Total Other
Income (Expense)            (1,487)     (1,435)      (2,919)     (2,696)      47,518
                        ----------- -----------  ----------- -----------  -----------
NET LOSS                $  (20,058) $   (5,593)  $  (30,781) $  (22,877)  $ (764,517)
                        =========== ===========  =========== ===========  ===========
LOSS PER COMMON SHARE   $    (0.00) $    (0.00)  $    (0.00) $    (0.00)  $    (0.13)
                        =========== ===========  =========== ===========  ===========
WEIGHTED-AVERAGE SHARES
OUTSTANDING             39,498,217  34,598,553   39,498,217  31,406,947     5,769,343
                        =========== ===========  =========== ===========  ===========

              See accompanying notes and accountant's report.

                      ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Period
                                                                        From Entering
                                                                          Development
                                                                             Stage on
                                                  For the Six Months       October 1,
                                                     Ended March 31,     1985 through
                                             --------------------------     March 31,
                                                2006           2005          2006
                                             ------------  ------------  ------------
                                               (Restated)    (Restated)    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $  (30,781)   $  (22,877)  $  (764,517)
 Adjustments to reconcile net loss to
 net cash used by operating activities
  Depreciation & amortization                        455         3,282        51,489
  Imputed interest                                 2,919         2,696        27,215
  Organization Costs                                -             -           11,331
  Stock issued for services                       16,000          -          427,025
 (Increase) decrease in accounts receivable        1,800        (3,300)       (4,800)
 (Increase) decrease in prepaid expenses            (191)         -           14,489
  Increase (decrease) in accrued liabilities       2,387         6,200        78,282
                                             ------------  ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES             (7,411)       (3,999)     (159,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                 -             -          (39,386)
 Investment in subsidiary                           -             -              286
                                             ------------  ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES               -             -          (39,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid on related party loans                   -             -          (48,200)
 Proceeds from related party loans                 5,950          -          125,150
 Proceeds from line of credit                      -              -           85,500
 Proceeds from stock issuances                     -               -          30,109
 Capital contribution                               -            7,500         7,500
                                             ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          5,950         7,500       200,059
                                             ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                   (1,461)        3,501         1,473

CASH AT BEGINNING OF PERIOD                        2,934         1,773          -
                                             ------------  ------------  ------------
CASH AT END OF PERIOD                        $     1,473   $     5,274   $     1,473
                                             ============  ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                   $      -      $      -      $      -
  Income taxes                               $      -      $      -      $      -

              See accompanying notes and accountant's report.

                      ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the period ended March 31, 2006:
  The Company recorded imputed interest expense on related party loans of $2,919 with an offsetting capital contribution.

  In March 2006, the Company issued 160,000 shares of Series A convertible preferred stock to pay $2,000 in director fees and $6,000 in salary.

  In December 2005, the Company issued 160,000 shares of Series A
Convertible preferred stock to pay $2,000 in director fees and $6,000 in salary.

  In October 2005, the Company issued 160,000 shares of Series A
Convertible preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

For the period ended March 31, 2005:
  The Company recorded imputed interest expense on related party loans Of $2,696 with an offsetting capital contribution.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
     NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - Advance Technologies, Inc. and Subsidiary ("the Company")
Has elected to omit substantially all footnotes to the financial statements for the six months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2005.

Unaudited Information - The information furnished herein was taken from the books and records of the Company without audit. However, such Information reflects all adjustments (normal recurring) which are, in the opinion of management, necessary to properly reflect the results of the interim periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Reclassification   Certain amounts in prior-year financial statements have
been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

Recent Accounting Standards - Statement of Financial Accounting Standards
No. 154, "Accounting Changes and Error Corrections   a replacement of APB
Opinion No. 20 and FASB Statement No. 3," was recently issued and is effective for fiscal years beginning after December 15, 2005. Had the Company applied the provisions of SFAS No. 154, their effects on the financial statements would not have been significant.

NOTE 2 - RESTATEMENT

Subsequent to filing its Form 10-KSB for the year ended September 30, 2005, the Company discovered that (1) its revenues had been recorded on a cash basis rather than accrual, (2) its revenues had not been recorded net of discounts, (3) officer and director compensation had not been accrued, and (4) interest had not been imputed on non-interest-bearing related party loans. The restatement had the following effects on the amounts presented herein:

                                        September 30, 2005
                                             Balance Sheet
                             ------------------------------------------
                                 Before         After
                               Restatement   Restatement     Difference
                             -------------  -------------  ------------
  Accounts receivable        $    -       $    6,600         $    6,600
  Current assets                 2,934         9,534              6,600
  Total assets                   3,785        10,385              6,600
  Liability to be settled by
   issuance of stock                 -         8,000              8,000
  Current assets                87,921        95,921              8,000
  Capital in excess of
  par value                    558,389       582,685             24,296
  Retained earnings           (708,040)     (733,736)          (25,696)
  Stockholders' equity
  (deficit)                    (84,136)      (85,536)           (1,400)

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
     NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Statement of Operations for the Three
                               Months Ended March  31, 2005
                           -----------------------------------------
                             Before         After
                           Restatement   Restatement      Difference
                           ------------- ------------- -------------
  Royalty revenues         $    900      $   3,300      $    2,400
  Interest expense
     related party                -         (1,435)         (1,435)
  Net income (loss)          (6,558)        (5,593)            965
  Net income (loss)
  per share                   (0.00)         (0.00)            -

                              Statement of Operations for the Six
                                    Months Ended March 31, 2005
                             -----------------------------------------
                                Before         After
                             Restatement   Restatement    Difference
                            ------------- ------------- -------------
  Royalty revenues          $     900    $    4,200      $    3,300
  Interest expense
   related party                   -         (2,696)         (2,696)
  Net income (loss)           (23,481)      (22,877)            604
  Net income (loss)
    per share
   (0.00)        (0.00)            -

                          Statement of Operations for the Period from
                               Entering Development Stage on
                               October 1, 1985 through March 31, 2006
                             -----------------------------------------
                               Before         After
                             Restatement   Restatement   Difference
                            ------------- ------------- -------------
  Royalty revenues          $   62,600     $   53,200    $   (9,400)
  Other general and
  administrative expense       (821,892)     (813,892)        8,000
  Interest expense
  related party                      -        (27,215)      (27,215)
  Net income (loss)            (735,902)     (764,517)      (28,615)
  Net income (loss)
  per share                       (0.13)        (0.13)            -

NOTE 3   SUBSEQUENT EVENT

In April 2006, the Company formed a wholly-owned Nevada subsidiary named Infrared Systems International.

                                     9
                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The management discussions contain certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the quarter ended March 31, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations

EXECUTIVE SUMMARY

(A) Advanced Technologies Inc. has been receiving royalty income from Kollsman Inc. Since August 12, 2002. This income is computed and paid on a quarterly basis. Income fluctuates within quarterly intervals, variations of +/- 30% are typical.

(B) Advance Technologies operations are based upon the present on going sales revenue (royalties from Kollsman) and new business operations focused on creating additional revenue in the future.

     The Kollsman revenues have resulted from sales of Enhanced Vision Systems to Gulfstream. The contract with Gulfstream continues, and the sales provide a stay source of income to Advance Technologies.

     Gulfstream has indicated they are pleased with the EVS and have contracted for an improved EVS (EVS II) for both their new aircraft sales and a retrofit market for sales of earlier models in previous years. No projects have been provided by either Gulfstream Aerospace Corporation or Kollsman for this market.

     Kollsman has signed a contract with FedEx for future sales of EVS II to FedEx. These sales are contingent upon FedEx receiving EVS certification for each aircraft type and model. The total FedEx sales have been estimated at 300 systems. It is anticipated that the sales
     will be between 5   10 units per month.

     The revenue to the company from Gulfstream & FedEx royalties is expected to double by the end of 2006 and double again by the end of 2007.


     Advance Technologies Inc. will be providing consultation and export sales to United Integrated Services Inc., a Taiwan Corporation in 2006. The income from the sales will be approximately $200,000, and the expense incurred is approximately $190,000. Since the contract is a time & material, there is no incurred risk beyond potential loss of profit.

     Advance Technologies Inc. is pursuing a new product (Infrared Security System). The funds for this new venture will be obtained from investment sources without liability to Advance Technologies Inc. Therefore, no incurred expense or set aside provisions for future expense has been made.

     (c)  There are no off-balance sheet arrangements.
          --------------------------------------------

MAJOR ACTIVITY

     Highlights of Second Quarter

     The Enhanced Vision System project continues with on going sales by Kollsman to Gulfstream. These sales generally track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate.

     The introduction of EVS II for FedEx remains on schedule, with certification anticipated before the end of 2006. When EVS II is placed in production for FedEx it is expected that the Gulfstream retro-fit program for older models of their G series aircraft, which will use the new EVS II will increase.

     United Integrated Services Inc. of Taiwan has informed ATI that they plan on proceeding forward with the purchase and export of the 50 NV-2000 cameras authorized under our Dept. of Commerce Export license D326061, validated Sep 21, 2004, expires Sep. 30 2006. The NV-2000 Cameras components are produced in Taiwan and exported to ATI. ATI purchases the detectors, and install the detectors in the Cameras for export as a complete IR camera. 25 NV-2000 Cameras will be exported in May, and another 25 Cameras are scheduled for September.

     ATI has formed a subsidiary company to pursue the Infrared Security System (ISS) opportunity. This wholly owned, Infrared Systems International (ISIX or I-6) has been licensed by ATI for the intellectual property pertaining to ISS. The ISS project requires a major effort that encompasses advance technology in the areas of Infrared, Image Processing, Wireless conductivity, Advanced Server Design, and Security Response Providers.

     Our initial discussions under binding Non-disclosure agreements have been positive. As a result of these discussions the Board of Directors of ATI recognizes the need to form ISIX. ISIX, as an arms length extension of ATI, allows the structuring of the development team where equality participation, exclusive or limited rights, preferred vendor relationships and consultants can be accommodated consisted with the scope of the ISS project. The ISS license agreement for ISS is attached as Exhibit 33.1 to this filing.

     Recreational Vehicle Systems Inc. is completing their incorporation filing, and hopes to initiate operations this quarter. The degree of ATI's participation, if any, will evolve over the next several months.


     ATI continues to utilize the services of an SEC Attorney on retainer, and contract for bookkeeping services on a time and material basis. This has substantially added to our cost of ensuring that we are and remain fully complaint to all SEC regulations.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE SIX MONTHS ENDED MARCH
31, 2005

NET SALES

Net sales for the company were approximately $11,100 for the six month period ending on March 31, 2006 as compared to approximately $6,653 for the same period a year earlier. The $6,653 for last year included $2,453 consulting fee. For the three month period ending on March 31, 2006 sales were $4,800 as compared to $5,753 for the same period last year. The increase in sales resulted from the total quantity of EVS units exceeded the "royalty free" threshold in early 2005. The total sales of EVS by our licensee were essentially the same.

GROSS PROFIT

The gross profit was the same as the NET PROFIT. Since Royalty income or consulting fees have no cost of goods, the gross and net profits would be the same.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the 6 month period ending March 31, 2006 was $38,962 as compared to $26,834 for the same six month period in 2005. The operating expenses for the three month period ending on March 31, 2006 were $23,371 versus $9,911 in 2005. The major increase in our operating cost can be attributed to two factors. First additional controls and procedures that have been implemented to ensure the company reporting are fully
compliant with Oxley   Sarbanes requirements and other SEC reporting. This
represented about $5,000 increase in expense over prior periods. The second expense is the inclusion of the cost for the President ($6,000 per quarter), and Board of directors ($2,000 per quarter). This resulted in a $16,000 loss for the six month period that included the $8,000 loss for the three month period.

OTHER INCOME AND EXPENSE

For the six month period this year income expense was $2,919 versus $2,696 in 2005. Interest expense for the three month period ending March 31, 2006 was $1,487 compared to $1,435 in the like period of 2005.


NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

The net loss for the six month period ending March 31, 2006 was $30,781 versus $22,877 in 2005
The company's net loss for the 3 months ending on March 31, 2006 was $20,058 versus $5,593 for the same three month period in 2005. The major cost item for the company has been the changes in reporting and the compensation for the President and the Board of Directors. Part of this cost was a one time change over associated with a new system. We expect that these costs will be reduced as our new procedures become a routine. That, coupled with the likely potential for additional revenues in 2006 should reduce or eliminate our loss in the future.


THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006:

NET SALES

For the three month period ending on March 31, 2006 sales were $4,800 as compared to $5,753 for the same period last year. The increase in sales resulted from the total quantity of EVS units exceeded the "royalty free" threshold in early 2005.

GROSS PROFIT

The gross profit was the same as the NET PROFIT. Since Royalty income or consulting fees have no cost of goods, the gross and net profits is the same.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The operating expenses for the three month period ending on March 31, 2006 were $23,371 versus $9,911 in 2005. The major increase in our operating cost can be attributed to two factors. First additional controls and procedures that have been implemented to ensure the company reporting are
fully compliant with Oxley   Sarbanes requirements and other SEC reporting.
This represented about $5,000 increase in expense over prior periods. The second expense is the inclusion of the cost for the President ($6,000 per quarter), and Board of directors ($2,000 per quarter). This resulted in a loss $8,000 loss for the three month period.

OTHER INCOME AND EXPENSE

Interest expense for the three month period ending March 31, 2006 was $1,487 compared to $1,435 in the like period of 2005.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The company's net loss for the 3 months ending on March 31, 2006 was $20,058 versus $5,593 for the same three month period in 2005. The major cost item for the company has been the changes in reporting and the compensation for the President and the Board of Directors. Part of this cost was a one time change over associated with a new system. We expect that these costs will be reduced as our new procedures become a routine.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties with the gross revenue at 2.27 times the reported royalties. The reduction to net royalties is caused by the repayment of advance royalties as specified in the Kollsman License Agreement. Based upon current sales, the advance royalties will be fully paid by the end of 2006. This will cause our net income to jump by a factor of 2.67 on the same number of sales.

The other source of income comes from our Agent agreement with United Integrated Service Co. LTD, Taiwan. The collaboration with UIS has allowed our company to be coupled into the Far East market. This Agent relationship in 2006 will add between 4 and 6 thousand dollars to our net earnings. The gross sale will be in excess of $200,000, but the cost of goods at approximately 95% of the gross sales. This small margin reflects the low risk nature of the transaction.

The company has formed a wholly owned subsidiary called I-6. The Infrared Security System has been licensed to I-6. Under terms of the license (see exhibit 10.1), I-6 has issued a promissory note to the company for $100,000. This note when collected will defer internal expenses, the most notable being for a patent attorney to complete the ISS patent filed last November 6, 2005.

The company income has not been sufficient for meeting our expenses, as a result our short term debt has increased slightly and the President has loan additional money to the company, see discussion under OPERATIONS.

I-6 expects to receive investment funds from ISS Associates for
considerations limited to the ISS   Venture.  The company stands to benefit
through the success of I-6, but is structured to be insolated from any liability. Investments in I-6 will be separately reported, but as part of Advance Technologies Inc. for the immediate future.

OPERATIONS

The company operated at a substantial loss over the last six months of $30,781. $16,000 of this loss was financed by the issuing of preferred restricted shares at a 100% of face value to the President and Board of Directors. The company has a short term corporate credit line that was used to offset several thousands dollars. And lastly, the President loaned the company an additional $4,000.

The reduction in audit and compliance costs through procedural efficiency combined with increase in revenue by the end of 2006 are judged to be adequate to preclude further selling of shares to raise capital.

INVESTING

The company made no investments during this reporting period.

FINANCING

The company believes that no additional financing will be required, and present interim financing will meet all of our short term needs until royalties will cover all of our expenses.

Item 3. Controls and Procedures

The President/CEO/CFO maintains direct control over all financial proceeding of the company.

The President reviews all expenditures and reconciles the all income and expenses through the Corporate Bank account. The President is the only person authorized for this account. This procedure has been used since the original company was established in 1993.

The President maintains budget control, and the Board of Directors authorizes any new expenses.


                       PART II   OTHER INFORMATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, the Company issued or approved the issuance of an aggregate of 340,000 shares of AVTX Preferred Stock to four directors or employees of the Company in consideration for services provided to the Company. The transactions were non-public offerings of securities exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

10.1      License Agreement with Infrared Security System

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





Date: April 30, 2006            Advance Technologies, Inc.
                                   (Registrant)



                                By:/s/ GARY E. BALL
                                   ---------------------------------------
                                   Gary E. Ball
                                   President and Director