Form 10QSB
period 2006-06-30
ADVANCE TECHNOLOGIES INC
filed 2006-08-21
CIK 1081944

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                   {X} QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006:
39,527,897 of Common shares outstanding.

Transitional Small Business Disclosure Format (check one):
          YES   {   }     NO   {  X  }

                                   PART I
                           Financial Information


ITEM 1.  FINANCIAL STATEMENTS
         -------------------

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   JUNE 30, 2006 CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                             TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Condensed Consolidated Balance Sheets, June 30, 2006 and
September 30, 2005                                                    4

Condensed Consolidated Statements of Operations, For the Three
and Nine Months Ended June 30, 2006 and 2005 and For the Period
From Entering Development Stage on October 1, 1985 Through
June 30, 2006                                                         5

Condensed Consolidated Statements of Cash Flows, For the Nine
Months Ended June 30, 2006 and 2005 and For the Period From
Entering Development Stage on October 1, 1985 Through
June 30, 2006                                                         6

Notes to the Condensed Consolidated Financial Statements            7 - 8

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                   ------
                                                 June 30,     September 30,
                                                   2006            2005
                                               -------------  -------------
                                                (Unaudited)     (Restated)

CURRENT ASSETS:
 Cash                                          $      71,332  $       2,934
 Accounts receivable                                  10,800          6,600
 Prepaid expenses                                        287              -
                                               -------------  -------------
   Total Current Assets                               82,419          9,534

PROPERTY AND EQUIPMENT, net                              226            851
                                               -------------  -------------
   TOTAL ASSETS                                $      82,645  $      10,385
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                              $      89,308  $      16,921
 Related party loans                                  77,350         71,000
 Liability to be settled by issuance of stock              -          8,000
                                               -------------  -------------
   Total Current Liabilities                         166,658         95,921

STOCKHOLDERS' EQUITY:
 Series A convertible preferred stock, $.001
  par value, 100,000,000 shares authorized,
  27,239,477 and 26,017,157 shares issued and
  Outstanding, respectively                           27,239         26,017
 Common stock, $.001 par value, 100,000,000
  shares authorized, 39,527,897 and 39,498,217
  shares issued and outstanding, respectively         39,528         39,498
 Capital in excess of par value                      628,313        582,685
 Deficit accumulated during the development
  stage                                             (779,093)
(733,736)
                                               -------------  -------------
   Total Stockholders' Equity                        (84,013)
(85,536)
                                               -------------  -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      82,645  $      10,385
                                               =============  =============


              See accompanying notes and accountant's report.
                                   Page 4

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                  For the Period
                                                                   From Entering
                                                                    Development
                                                                     Stage on
                    For the Three Months    For the Nine Months     October 1,
                       Ended June 30,          Ended June 30,      1985 through
                   ----------------------  ----------------------    June 30,
                      2006        2005        2006        2005         2006
                   ----------  ----------  ----------  ----------  -------------
                               (Restated)              (Restated)   (Restated)
REVENUES:
 Royalty           $  10,800   $   6,300   $  21,900   $  10,500   $     64,000
 Consulting            3,107           -       3,107       2,453         70,950
 Product                   -           -           -           -        119,073
                   ----------  ----------  ----------  ----------  -------------
   Total Revenues     13,907       6,300      25,007      12,953        254,023
                   ----------  ----------  ----------  ----------  -------------
COST OF GOODS SOLD         -           -           -           -        114,020
                   ----------  ----------  ----------  ----------  -------------
GROSS PROFIT          13,907       6,300      25,007      12,953        140,003
                   ----------  ----------  ----------  ----------  -------------
OPERATING EXPENSES:
 Depreciation and
 amortization            170       1,103         625       4,385         51,659
 Research and
 development               -           -           -           -         72,750
 Other general and
 administrative       26,770       6,609      65,277      30,161        840,662
                   ----------  ----------  ----------  ----------  -------------
   Total Operating
   Expenses           26,940       7,712      65,902      34,546        965,071
                   ----------  ----------  ----------  ----------  -------------
LOSS BEFORE OTHER
INCOME (EXPENSE)     (13,033)     (1,412)    (40,895)    (21,593)      (825,068)
                   ----------  ----------  ----------  ----------  -------------
OTHER INCOME (EXPENSE):
 Miscellaneous income      -           -           -           -         98,000
 Interest expense          -           -           -           -        (23,267)
 Interest expense
 related party        (1,543)     (1,435)     (4,462)     (4,131)       (28,758)
                   ----------  ----------  ----------  ----------  -------------
   Total Other Income
   (Expense)          (1,543)     (1,435)     (4,462)     (4,131)        45,975
                   ----------  ----------  ----------  ----------  -------------
NET LOSS           $ (14,576)  $  (2,847)  $ (45,357)  $ (25,724)  $   (779,093)
                   ==========  ==========  ==========  ==========  =============

LOSS PER COMMON
SHARE              $   (0.00)  $   (0.00) $    (0.00) $    (0.00) $       (0.13)
                   ==========  ==========  ==========  ==========  =============
WEIGHTED-AVERAGE
SHARES OUTSTANDING 39,523,337  34,598,553  39,506,590  31,406,947      6,174,729
                   ==========  ==========  ==========  ==========  =============

              See accompanying notes and accountant's report.
                                   Page 5

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                  For the Period
                                                                   From Entering
                                                                    Development
                                                                     Stage on
                                            For the Nine Months     October 1,
                                               Ended June 30,      1985 through
                                           ----------------------    June 30,
                                              2006        2005         2006
                                           ----------  ----------  -------------
                                                       (Restated)   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (45,357)  $ (25,724)  $   (779,093)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation & amortization                   625       4,385         51,659
   Imputed interest                            4,462       4,131         28,758
   Organization Costs                              -           -         11,331
   Stock issued for services                  34,418           -        445,443
  (Increase) decrease in
   accounts receivable                        (4,200)     (6,300)       (10,800)
  (Increase) decrease in
   prepaid expenses                             (287)          -         14,393
  Increase (decrease) in
   accrued liabilities                        72,387       2,179        148,282
                                           ----------  ----------  -------------
NET CASH USED BY OPERATING ACTIVITIES         62,048     (21,329)       (90,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                -           -        (39,386)
 Investment in subsidiary                          -           -            286
                                           ----------  ----------  -------------
NET CASH USED BY INVESTING ACTIVITIES              -           -        (39,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid on related party loans               (800)     (7,500)       (49,000)
 Proceeds from related party loans             7,150      16,200        126,350
 Proceeds from line of credit                      -       4,218         85,500
 Proceeds from stock issuances                     -           -         30,109
 Capital contribution                              -       7,500          7,500
                                           ----------  ----------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      6,350      20,418        200,459
                                           ----------  ----------  -------------
NET INCREASE (DECREASE) IN CASH               68,398        (911)        71,332

CASH AT BEGINNING OF PERIOD                    2,934       1,773              -
                                           ----------  ----------  -------------
CASH AT END OF PERIOD                      $  71,332   $     862   $     71,332
                                           ==========  ==========  =============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                 $       -   $       -   $          -
  Income taxes                             $       -   $       -   $          -


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the period ended June 30, 2006:
  In October 2005, the Company issued 160,000 shares of Series A convertible preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

For the period ended June 30, 2005:
  None

              See accompanying notes and accountant's report.
                                   Page 6

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
    NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - Advance Technologies, Inc. and Subsidiaries ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended September 30, 2005.

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

NOTE 2 - RESTATEMENT

Subsequent to filing their Form 10-KSB for the year ended September 30, 2005, the Company discovered that (1) their revenues had been recorded on a cash basis rather than accrual, (2) their revenues had not been recorded net of discounts, (3) officer and director compensation had not been accrued, and (4) interest had not been imputed on non-interest-bearing related party loans. The restatement had the following effects on the amounts presented herein:

        September 30, 2005 Balance Sheet
                                       -----------------------------------------
                                          Before         After
                                        Restatement   Restatement   Difference
                                       ------------- ------------- -------------
  Accounts receivable                  $          -  $      6,600  $      6,600
  Current assets                              2,934         9,534         6,600
  Total assets                                3,785        10,385         6,600
  Liability to be settled by
   issuance of stock                              -         8,000         8,000
  Current assets                             87,921        95,921         8,000
  Capital in excess of par value            558,389       582,685        24,296
  Retained earnings                        (708,040)     (733,736)      (25,696)
  Stockholders' equity (deficit)            (84,136)      (85,536)       (1,400)

                                         Statement of Operations for the Three
                                              Months Ended June 30, 2005
                                       -----------------------------------------
                                          Before         After
                                        Restatement   Restatement   Difference
                                       ------------- ------------- -------------
  Royalty revenues                     $      5,500  $      6,300  $        800
  Other general and administrative
   expense                                  (12,109)       (6,609)        5,500
  Interest expense   related party                -        (1,435)       (1,435)
  Net income (loss)                          (7,712)       (2,847)        4,865
  Net income (loss) per share                 (0.00)        (0.00)            -

                                   Page 7

                ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
    NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   RESTATEMENT (Continued)

                                         Statement of Operations for the Nine
                                              Months Ended June 30, 2005
                                       -----------------------------------------
                                          Before         After
                                        Restatement   Restatement   Difference
                                       ------------- ------------- -------------
  Royalty revenues                     $      6,400  $     10,500  $      4,100
  Other general and administrative
   expense                                  (35,661)      (30,161)        5,500
  Interest expense   related party                -        (4,131)       (4,131)
  Net income (loss)                         (31,193)      (25,724)        5,469
  Net income (loss) per share                 (0.00)        (0.00)            -
                                        Statement of Operations for the Period
                                          From Entering Development Stage on
                                         October 1, 1985 through June 30, 2006
                                       -----------------------------------------
                                          Before         After
                                        Restatement   Restatement   Difference
                                       ------------- ------------- -------------
  Royalty revenues                     $     73,400  $     64,000  $     (9,400)
  Other general and administrative
   expense                                 (848,662)     (840,662)        8,000
  Interest expense   related party                -       (28,758)      (28,758)
  Net income (loss)                        (748,935)     (779,093)      (30,158)
  Net income (loss) per share                 (0.12)        (0.13)        (0.01)

NOTE 3   CAPITAL STOCK

Preferred Stock   From October through December 2005, the Company issued a
total of 360,000 shares of Series A convertible preferred stock to directors of the Company for services valued at $19,000 (approximately $0.0528 per share) of which $8,000 was earned during the quarter ended September 30, 2005.

In February 2006, the Company issued 100,000 shares of Series A convertible preferred stock to a consultant for services valued at $3,900 ($0.039 per share).

From March through June 2006, the Company issued a total of 592,000 shares of Series A convertible preferred stock to directors of the Company for services valued at $14,408 (approximately $0.0243 per share).

From April through June 2006, the Company issued a total of 200,000 shares of Series A convertible preferred stock to a consultant for services valued at $5,110 (approximately $0.0256 per share).

Conversions   In April and May 2006, shareholders converted a total of
29,680 shares of Series A convertible preferred stock into 29,680 shares of common stock.

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

The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the quarter ended June 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations

EXECUTIVE SUMMARY

(A) Advanced Technologies Inc. has been receiving sales credit from Kollsman Inc. since 2002. The first 200 units were stipulated as "without royalties". The next 210 units are subject to royalties, but 63% of the income is applied to an "Advance Royalty" account. Advance Technologies net royalty income will increase by virtue of the payment in full of the "advance royalty" account and improving sales.

(B) The first quarter of 2006 had a 45% increase in sales over the first Quarter of 2005. The second quarter of 2006 had a similar increase of +71% over the second quarter of 2005, and a +125% increase in sales over last quarter (the first quarter of 2006). These improved sales do not reflect any sales from FedEx.

The payment in full of the "advanced Royalty" account will be achieved by the end of 2006 or first quarter of 2007. The initial sales to the FedEx customer will most likely occur in 2007. The revenue to the company from Gulfstream & FedEx royalties for 2006 is expected to double the like period of 2005. With the satisfying of the "Advance Royalty Account", net profits will increase by 167% on same sales margins. Increases in total sales from FedEx in 2007 should add to our over all profits.

Advance Technologies Inc. provided consultation and export sales to United Integrated Services Inc., a Taiwan Corporation in 2006. The income from 1/2 of the sales received this quarter was $73,107.00, and the expense incurred was $70,000.00. UIS has indicated they wish to purchase an additional 25
Cameras in August   September of 2006.  Since the US Department of Commerce
export license to Advance Technologies Inc. expires September 30, 2006, there is a 50% probability that the license will expire before the sale can be fully executed. UIS has been notified of the potential problem, and will bear all financial risks if the sale is terminated. UIS has asked Advance Technologies Inc. to apply for an additional export license for future sales.

Advance Technologies Inc. is pursuing a new product (Infrared Security System). The funds for this new venture will be obtained from investment sources without liability to Advance Technologies Inc. Therefore, no incurred expense or set aside provisions for future expense has been made.


(c)  There are no off-balance sheet arrangements.

MAJOR ACTIVITY

Highlights of Third Quarter

The Enhanced Vision System project continues with on going sales by Kollsman to Gulfstream. These sales track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve once the EVS II is certified and in production.


The introduction of EVS II for FedEx remains on schedule, with certification anticipated before the end of 2006. When EVS II is placed in production for FedEx it is expected that the Gulfstream retro-fit program for older models of their G series aircraft, which will use the new EVS II will increase.

United Integrated Services Inc. of Taiwan has informed ATI that they plan on proceeding forward with the purchase and export of the final 25 units of the NV-2000 cameras authorized under our Dept. of Commerce Export license D326061.

Recreational Vehicle Systems Inc. has completed their incorporation filing, and they have stated they intent to initiate operations this fall. The degree of ATI's participation, if any, will evolve over the balance of 2006.

I-6 ACTIVITIES

ATI formed a subsidiary company to pursue the Infrared Security System
(ISS) opportunity last quarter. This wholly owned, Infrared Systems International (ISIX or I-6) has been licensed by ATI for the intellectual property pertaining to ISS. The ISS project requires a major effort that encompasses advance technology in the areas of Infrared, Image Processing, Wireless conductivity, Advanced Server Design, and Security Response Providers.

I-6 has been engaged in discussions with several corporations. These discussions cover a broad range of topics. The key subjects are: investments, equity considerations, technical responsibilities, and project role. The market focus has been for applications to the small to medium size commercial wholesalers, manufactures, and distributors. This market segment has been projected to exceed 1/2 million units in the first five years from start up. The launching of an effort of this magnitude will necessitate a detailed program plan leading to the involvement of one or more Fortune 500 companies.

Additional markets for ISS have been under discussion. In particular, the Homeland Defense market has been the subject of interest. I-6's efforts in this market have been limited to the licensing of one or more Defense Corporations that specialize in HLD to take the Prime contractor role.

Application "White Papers" are being developed as a way to present the capabilities of ISS. These proprietary application papers are prepared for specific potential customers. These info-papers are provided under NDA's to protect I-6 rights. Paper prepared for one or more entities are:

       1. Border patrol security

       2. Petrol-Chemical security for 3rd world country application.

       3. Integrated 24/7 security sites

       4. Energy Conservation Initiative

       5. Campus Surveillance

       6. Farm Security

       7. Intruder Detection & Alert

       8. Home (private) Security

       9. Mobile Vehicle Protection (aircraft, pleasure craft, motor homes)
                                  Page 10

I-6 has secured the cooperation of several strategy partners for the development of ISS. These corporations are experts in their core technologies: Wireless mobile transport, Specialized Wireless Server Design, Software design and coding, IR Cameras, Internet protocol, and OEM high rate production. These organizations currently participate under binding non-disclosure agreements. There are no commitments from I-6 for their involvement beyond this early technical assessment phase. When future agreements that bind I-6 to any corporation are executed, the nature of the agreement and the participating party or parties will be announced within proprietary and competition sensitive limits.

Advance Technologies Inc. provided consultation and export sales to United Integrated Services Inc., a Taiwan Corporation in the third quarter of 2006. The income from the sale of 25 units was $73,109. The expense incurred was $73,000. UIS as indicated that they will be purchasing an additional 25 units in August of 2006. This last 25 units completes the contract for the sale of 50 units authorized under the IS Department of Commerce export license. UIS has expressed a desire for AVTX to apply for an Export license for addition sales in 2007.


     (c)  There are no off-balance sheet arrangements.
          --------------------------------------------


ATI continues to utilize the services of an SEC Attorney on retainer, and contract for bookkeeping services on a time and material basis. This has substantially added to our cost of ensuring that we are and remain fully complaint to all SEC regulations.


NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE NINE MONTHS ENDED JUNE
30, 2005


NET SALES

Net sales for the company were approximately $25,007 for the nine month period ending on June 30, 2006 as compared to approximately $12,953 for the same period a year earlier. Consulting fees increased from $2,453 to $3,107 for the same 9 month periods of time. For the three month period of time ending on June 30, 2006 the sales was $13,907 as compared to $6,300 for the same period last year. The sales rate for EVS continues to increase at a modest rate.

GROSS PROFIT

GROSS PROFIT was the same as NET PROFIT since royalty income and consulting fees have NO COST OF GOODS, the gross and net profits are the same.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the nine month period ending June 30, 2006 was $65,104 as compared to $34,546 for the same nine month period ending June 30, 2005. The operating expenses for the three months ending June 30, 2006 were $26,142 versus $7,712 in 2005. The increase in operating cost can be attributed to increase costs associated with Oxley-Sarbanes (approximately $8,000) and $6,000 per quarter for the President/CEO and $2,000 per quarter for the Board of Directors (two member plus the President).

OTHER INCOME AND EXPENSE

For the nine month period this year the expense was $4,462 versus $4,131 last year in 2005.

NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

The net loss for the nine month period ending June 30, 2006 was $44,559 versus $25,724 for the same period in 2005. The company's net loss for the three months ending June 30, 2006 was $13,778 versus $2,847 for the like period in 2005. The largest factor in the increased loss results from the inclusion of the President and BOD compensation of $8,000 per quarter. The compensation is in the form of preferred shares.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE,
2005:

NET SALES

The sales for the last three months ending on June 30, 2006 were $13,907 as compared to $6,300 for the same period last year. The sales of EVS system is increasing due to improved retrofit sales for Gulfstream aircraft. The certification of the EVS II system by Kollsman is viewed as a positive factor. Neither Kollsman nor Gulfstream have made any sales projections for EVS II.

GROSS PROFIT

Gross profit is the same as Net Profit because the cost of goods for royalties and consultant fees are zero.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The operating expense for the nine month period ending June 30, 2006 was $65,104 versus $34,546 in the same period of 2005. The operating expense for the three months ending June 30, 2006 was $26,142 versus the like period in 2005 of $ 7,712. The principle cause of the increase in operating cost is the introduction of the Compensation Plan in fall of 2005 for the President & BOD. The plan provides the equivalent of $8,000 per quarter of Preferred Shares.


OTHER INCOME AND EXPENSE

For the nine month period ending June 30, 2006 the interest expense was $ 4,462 versus $ 4,131 for the like period in 2005. For the three months ending June 30, 2006 the interest expense was $1,543 versus like period of $1,435.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The net loss for the nine month period ending June 30, 2006 was $44,559 versus $25,724 for the like period in 2005. The loss for the last three months ending June 30, 2006 was $13,778 versus $2,847. The President and BOD compensation accounted for $18,000 debit for nine months which included $6,000 loss for last three months.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties with the gross revenue at 2.27 times the reported royalties. The reduction to net royalties is caused by the repayment of advance royalties as specified in the Kollsman License Agreement. Based upon current sales, the advance royalties will be fully paid (currently 62% has been paid) by the end of 2006. This will cause our net income to jump by a factor of 2.67 on the same number of sales in 2007.

The other source of income comes from our Agent agreement with United Integrated Service Co. LTD, Taiwan. The collaboration with UIS has allowed our company to be coupled into the Far East market. This Agent relationship in 2006 will add between 4 and 6 thousand dollars to our net earnings annually. $3,107 was earned this quarter, and a similar amount is projected for next quarter. UIS has asked that we apply for another export license for 2007 sales. The small profit margin reflects the low risk nature of the transaction.

The company has formed a wholly owned subsidiary called I-6. The Infrared Security System has been licensed to I-6. Under terms of the license I-6 has issued a promissory note to the company for $100,000. This note when collected will defer internal expenses, the most notable being for a patent attorney to complete the ISS patent filed last November 6, 2005.

The Board of Directors has offered I-6 a twenty-four month buy-back option for the ISS intellectual property. The option is for $100,000,000. The option offer has been received and acknowledged by I-6 and their Board of Directors. The option will provide protection to the company against any potential hostile take over of ATI.

The company income has not been sufficient for meeting our expenses; as a result our short term debt has increased slightly. I-6 expects to receive all investment funds from ISS Associates for considerations limited to the ISS venture. The company stands to benefit through the success of I-6, but is structured to be insolated from any liability. And with the "Hostile take over provisions", the company is adequately protected. Investments by I-6 will be separately reported, but will be included as part of Advance Technologies Inc. for the immediate future.


OPERATIONS

The Company operated at a substantial loss over the last nine months ($44,559). This loss is directly attributed to the Executive compensation package of $24,000. Since the compensation is in the form of preferred shares, the impact on cash flow and cash reserves is minimized. Since the preferred shares do not enter the market "float" and the shares represent less than 0.7% of the combined preferred and common share base, the compensation package as minimum impact on the Company.

The Oxley-Sarbanes has added substantially to our direct cost. We estimate that our cost of meeting the new standards as between 8-12 thousand dollars.


INVESTING

The company made no investments during this reporting period.

FINANCING

The company believes that no additional financing will be required, and present interim financing will meet all of our short term needs as required until royalties will cover all of our expenses.
Additional funding if required for I-6 will be secured using I-6 collateral as the sole security for any such obligation. This insulates Advance Technologies Inc and their shareholders from any debt or obligation that is incurred by I-6 in pursue of the Infrared Security Market.

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

                       PART II   OTHER INFORMATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006, the Company issued or approved the issuance of an aggregate of 444,000 shares of AVTX Preferred Stock to four directors or employees of the Company in consideration for services provided to the Company. The transactions were non-public offerings of securities exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

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

Date: August 2, 2006            Advance Technologies, Inc.
                                   (Registrant)



                                By:/s/ GARY E. BALL
                                   ---------------------------------------
                                   Gary E. Ball
                                   President and Director