Form 10KSB
period 2006-09-30
ADVANCE TECHNOLOGIES INC
filed 2007-01-16
CIK 1081944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                       {X} ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 2006

                     { } TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
}

State issuer's revenues for its most recent fiscal year.  $  33,815

The aggregate market value of registrant's Common and Preferred Stock held by non-affiliates, based upon the average bid and asked sales price for September 2006 was $ 1,996,170.

As of September 30, 2006, there were 39,527,897 shares of the registrant's Common Stock outstanding. On September 30, 2006, there were 27,588,477 shares of Preferred Stock outstanding.

Transitional Small Business Disclosure Format Yes {X}   No {  }

INFORMATION REQUIRED IN ANNUAL REPORTS OF TRANSITIONAL SMALL BUSINESS ISSUERS

                                     PART I



ITEM 1.


DESCRIPTION OF BUSINESS


CORPORATION BUSINESS MODEL


Advance Technologies, Inc.'s corporation business model is to develop Infrared imaging systems for commercial market applications. These markets fall into the areas of medical, security, and the largest, transportation. The commercial transportation market consists of air, land, and sea applications. These systems are designed to provide two basic benefits, operational safety and improved security. These goals are achieved by utilizing the inherent night vision capability, our core technology adapted to the specific needs of the market. Infrared technology is at the heart of these systems. Infrared technology is based upon advanced research developed for the US military. Infrared technology has been designated and approved for dual use (military and commercial) by the United States government.


All Military technology has inherent US Government restrictions. ATI's highest priority is to ensure we are compliant with restrictions imposed by the US government. The restrictions and methods of compliance are detailed in the United States International Traffic on Arms Regulation. The US Department of Commerce (DOC) is the US over-sight authority for our activities. When Department of Defense and/or Department of State (co- administrators of the technology) become involved, their activity is coordinated through our DOC administrative authority.


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


Our business model licenses intellectual property for a specific field and product to our strategic partner. It is essential that ATI retain core ownership over the basic technology and intellectual property. Our license agreements are for applications restricted to the licensed field. By utilizing our intellectual property in this way, the same technology is licensed to different fields of application on an exclusive or non- exclusive basis without creating a conflict between over-lapping markets and license rights.


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







Infrared Security System (ISS)

A provisional patent pending has been obtained for our Infrared Security System. This protection for our intellectual property rights will allow us to aggressively engage in discussion with potential partners and customers. Preliminary discussions have been initiated. These discussions have been well received and the Board of Directors is evaluating the best way to proceed. The updated patent was filed November 5, 2006. Our "prior art" study for the full patent application did not uncover any existing patents that could impinge upon our patent claims.

OTHER DEVELOPMENT ACTIVITIES

Recreational Vehicles Systems (RVS)


Advanced Technologies signed a licensing agreement with Recreational Vehicle Systems (RVS), a Nevada Corporation. Under terms of the agreement, we will provide technical know-how and development support to RVS to develop an Infrared Imaging System for the license field of Recreational Vehicles. In consideration for our technical support and certain licensed technical property rights ATI will receive a royalty on each unit sold. No sales before 2007 or early 2008. The terms of the agreement specify $300.00 per system sold for a period of ten years initiated by the first sale. This agreement is non-exclusive with RVS.


Medical Systems


The sale of 50 NVS cameras to United Integrated Services (UIS, a Taiwan Corporation) under an export license granted by the United States Commerce Department was completed in 2006. UIS as indicated their desire for an additional 100 units in 2007 - 2008. The company will need to apply for an export license. The terms and conditions for our involvement with UIS for additional sales are in negotiations.





POTENTIAL IMPACT ON FINANCIAL


PERFORMANCE

Advance Technologies, Inc. under the terms of our exclusive license with Kollsman Inc. is in a position to receive royalties of $22,640,000 over the initial 10,000 units sold under terms of this contract. The realization of these revenues is dependent upon Kollsman securing a major share of the Enhanced Vision Market. Advance Technologies, Inc. may or may not achieve all or part of this royalty income based upon market performance by Kollsman. The performance of Kollsman is subject to external and internal factors at Kollsman which are outside of our ability to either control, affect, or to predict. As Kollsman progresses in the EVS market through the meeting of key performance and sales milestones, Advance Technologies will report those achievements as disclosed by Kollsman or reported in the public media.




EMPLOYEES


Advance Technologies, Inc. has one full time employee, Gary Ball.
















ITEM 2   DESCRIPTION OF PROPERTY.


Advance Technologies, Inc. has re-located to Texas. Suitable offices will be located in The Woodlands area of North Houston. Until new facilities are obtained, business will be conducted from a separate office area at 15 N. Longspur Drive, The Woodlands, TX, 77380. This place of business is part of the residence of the President of Advance Technologies. The rent is $ 400.00 per month.



ITEM 3. LEGAL PROCEEDINGS There have been none.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE        No actions have been taken.
















































                                            PART II




ITEM 5.


MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.


Advance Technologies Inc. is traded under the symbol of AVTX on the NASDAQ BB. The high and low share prices for the last two years by quarters are:




Quarter        Year      High      Low       Dividends
 ----------    ------    ------    ------    ----------
July-Sept      2006      .02       .02       0
Apr-June       2006      .04       .03       0
Jan-Mar        2006      .06       .03       0
Oct-Dec        2005      .07       .05       0
July-Sept      2005      .07       .05       0
Apr-June       2005      .05       .02       0
Jan-Mar        2005      .04       .03       0
Oct-Dec        2004      .04       .03       0


SHAREHOLDERS OF AVTX


Common Stock, there were 1,015 shareholders listed by Pacific Stock Transfer Company, our agent of record on September 30, 2006.


Preferred Stock, there were 129 shareholders listed by Pacific Stock Transfer Company, our agent of record on September 30, 2006.


DIVIDENDS


There have been no dividends paid to shareholders in the last two years.


EQUITY COMPENSATION PLANS


Equity Compensation paid to a company consultant in 2006. The consultant, Robert Schneider earned 400,000 shares of preferred stock under terms of his consulting contract.


DESCRIPTION OF EXHIBITS.


See Item 13. of Part III, below.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.


Not applicable.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors, all Officers, and major shareholders of 10% or more of Advance Technologies Inc. are in compliance with all reporting requirements of the exchange act.

OPERATIONS


In 2006 Advance Technologies established our headquarters in Woodland Texas. The Board of Directors has instructed the CEO to initiate a review of our operations to ascertain our future needs. Our primary source of future income will be through our licensing agreements. Our development activities are being conducted in concert with strategic partners, relying upon their capital resources.


Our development activity has shifted from internal hardware based R&D activity to external technical marketing with potential partners. This shift has been created by Infrared Imaging Cameras and Systems moving from high technology to a commodity or production component. The system applications and embedded application software represents the majority of future opportunities for Advance Technologies.


ENVIRONMENTAL IMPACT


Advance Technologies operations do not effect the environment and are fully compliant to Federal, State, and local laws.































































                      ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 6.

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

The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the year ended September 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Results of Operations

EXECUTIVE SUMMARY

(A) Advance Technologies, Inc. has been receiving sales credit from Kollsman Inc. since 2002. The first 200 units were stipulated as "without royalties". The next 210 units are subject to royalties, but 63% of the income is applied to an "Advance Royalty" account. Advance Technologies net royalty income will increase by virtue of the payment in full of the "advance royalty" account and improving sales.

(B) The fiscal year for 2006 had an overall increase of 73% in sales over the fiscal year of 2005. The royalty sales amounted to an increase of +61% for like fiscal year periods. The EVS royalties reflect sales of the EVS I product by Kollsman, with the introduction of EVS II in 2007, we expect additional sales in the Gulfstream retrofit market and with FedEx, Kollsman's newest customer.

The payment in full of the "advanced Royalty" account will be achieved by the second quarter of 2007 based upon current and projected sales. The initial sales to the FedEx customer will most likely occur in 2007. By satisfying of the "Advance Royalty Account", net profit margins will increase by 167% for the same sales.

Advance Technologies, Inc. provided consultation and export sales to United Integrated Services Inc., a Taiwan Corporation in 2006. The net income was $6,215. UIS has indicated their desire to purchase an additional 100 Cameras in 2007. UIS has asked Advance Technologies to apply for an export license for these future sales. A contract with UIS is in negotiations.

Advance Technologies, Inc. is pursuing a new product (Infrared Security System). The funds for this new venture will be obtained from investment sources without liability to Advance Technologies Inc. Therefore, no incurred expense or set aside provisions for future expense has been made.


(c) There are no off-balance sheet arrangements.

MAJOR ACTIVITY

Highlights of Fiscal Year 2006

The Enhanced Vision System project continues with on going sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve once the EVS II is certified and in production.

The introduction of EVS II for FedEx has slipped schedule, with certification now anticipated in the first quarter of FY 2007. When EVS II is placed in production for FedEx it is expected that the Gulfstream retro-fit program for older models of their G series aircraft, which will use the new EVS II will increase.

Recreational Vehicle Systems Inc. has completed their incorporation filing, and they have stated they intend to initiate operations in 2007. RVS has encountered delays of an unknown origin. The License Agreement requires sales within a 3 year period to retain their exclusivity.

I-6 ACTIVITIES

ATI formed a subsidiary company to pursue the Infrared Security System (ISS) opportunity 2nd quarter of 2006. This wholly owned, Infrared Systems International (ISIX or I-6) has been licensed by ATI for the intellectual property pertaining to ISS. The ISS project requires a major effort that encompasses advance technology in the areas of Infrared, Image Processing, Wireless conductivity, Advanced Server Design, and Security Response Providers.

I-6 has been engaged in discussions with several corporations. These discussions cover a broad range of topics. The key subjects are: investments, equity considerations, technical responsibilities, and project role. The market focus has been for applications to the small to medium size commercial wholesalers, manufacturers, and distributors. This market segment has been projected to exceed 1/2 million units in the first five years from start up. The launching of an effort of this magnitude will be our focus for 2007.

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

     (c) There are no off-balance sheet arrangements.

ATI continues to utilize the services of an SEC Attorney on retainer, and contract for bookkeeping services on a time and material basis. This has substantially added to our cost of ensuring that we are and remain fully complaint to all SEC regulations.















YEAR ENDED SEPTEMBER 30, 2006 COMPARED WITH THE PRIOR YEAR ENDED SEPTEMBER 30, 2005.


NET SALES

Net sales for the company were approximately $33,815 for the 12 month period ending on September 30, 2006 as compared to approximately $19,553 for the same period a year earlier. Consulting fees increased from $2,453 to $6,215 for the same 12 month periods of time. The sales rate for EVS continues to increase at a modest rate.

GROSS PROFIT

GROSS PROFIT was the same as NET PROFIT since royalty income and consulting fees have NO COST OF GOODS, the gross and net profits are the same.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expense for the twelve month period ending September 30, 2006 was $84,212 as compared to $57,961 for the same twelve month period ending September 30, 2005. The increase in operating cost can be attributed to increased costs associated with Sarbanes-Oxley (approximately $7,618) and $6,000 per quarter for the President/CEO and $2,000 per quarter for the Board of Directors (two members plus the President).

OTHER INCOME AND EXPENSE

For the twelve month period this year (2006) the expense was $11,879 versus $8,764 last year in 2005. The increase in expense was for interest on loans and account payables.

NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

The net loss for the twelve month period ending September 30, 2006 was $66,276 versus $47,172 for the same period in 2005. The largest factor in the increased loss results from the inclusion of the President and BOD compensation $24,479 for the year. The compensation is in the form of preferred shares.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The operating expense for the twelve month period ending September 30, 2006 was $84,212 versus $57,961 in the same period of 2005. The principle cause of the increase in operating cost is the introduction of the Compensation Plan in fall of 2005 for the President & Board of Directors. The plan provides the equivalent of $8,000 per quarter of Preferred Shares. The compensation plan has been terminated as of September 30, 2006. Alternative ways to provide fair compensation will be investigated.


OTHER INCOME AND EXPENSE

For the twelve month period ending September 30, 2006 the interest expense was $ 11,879 versus $ 8,764 for the like period in 2005.

NET PROFIT (LOSS) BEFORE PROVISON FOR INCOME TAXES

The net loss for the twelve month period ending September 30, 2006 was $62,276 versus $47,172 for the like period in 2005. The President and Board of Directors compensation accounted for $24,479 of expense for 12 months, compared to $0 in 2005, prior to the introduction of the plan.







LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties with the gross revenue at 2.27 times the reported royalties. The reduction to net royalties is caused by the repayment of advance royalties as specified in the Kollsman License Agreement. Based upon current sales, the advance royalties will be fully paid (currently 71% has been paid) by the second quarter of 2007. This will cause our net income to increase by a factor of 1.67 for each sale.

The other source of income comes from our Agent agreement with United Integrated Service Co. LTD, Taiwan. The collaboration with UIS has allowed our company to be coupled into the Far East market. This Agent relationship in 2007 will add between 10-12 thousand dollars to our net earnings annually, and continue to foster an important professional relationship with UIS.

The company has formed a wholly owned subsidiary called I-6. The Infrared Security System has been licensed to I-6. Under terms of the license I-6 has issued a promissory note to the company for $100,000. This note when collected will defer internal expenses, the most notable being for a patent attorney to complete the ISS patent filed last November 6, 2005 and organization costs for I-6.

The Board of Directors has offered I-6 a twenty-four month buy-back option for the ISS intellectual property. The option is for $100,000,000. The option offer has been received and approved by I-6 and its Board of Directors. The option will provide protection to the shareholders against a hostile take over of ATI.

The company income has not been sufficient for meeting our expenses; as a result our short term debt has increased. The expenditure with the Patent Attorney for ISS has been the largest cost. The fee, $12,000 plus filing and miscellaneous expenses has been accrued, with 50% paid before submittal of the patent, and the balance due in 2007. The fee scheduling was provided by the Patent Attorney to fit our budget allocations.

I-6 expects to receive all investment funds from ISS Associate Contractors for certain considerations, but limited to the ISS project. The company stands to benefit through the success of I-6, but is structured to be insulated from any liability. And with the "Hostile take over provisions", the company is adequately protected against any attempt to abridge our patent rights. Investments incurred by I-6 will be separately recorded, but will be included as part of Advance Technologies Inc. for the immediate future.


OPERATIONS

The Company operated at a substantial loss over the last twelve months ($62,276). This loss is directly attributed to the Executive compensation package of $24,479. Since the compensation is in the form of preferred shares, the impact on cash flow and cash reserves is minimized. Since the preferred shares do not enter the market "float" and the shares represent less than 0.7% of the combined preferred and common share base, the compensation package has minimum impact on the Company.

The Sarbanes-Oxley Act has added substantially to our direct cost. We estimate that our cost of meeting the new standards is between 12-15 thousand dollars, and is increasing on a yearly basis.


INVESTING

The Company's only investment during this period was for the ISS patent, provisional in 2005, and full patent in 2006 & 2007. The fiscal expenditure in 2006 was $16,753, and an accrued expenditure of an additional $6,000 for 2007.




FINANCING

The company believes that no additional financing will be required, and present interim financing will meet all of our short term needs as required until royalties will cover all of our expenses. Additional funding if required for I-6 will be secured using I-6 collateral as the sole security for any such obligation. This insulates Advance Technologies Inc and their shareholders from any debt or obligation that is incurred by I-6 in pursuit of the Infrared Security Market.





























































                                     PART I
                              Financial Information


ITEM 7.  FINANCIAL STATEMENTS
         -------------------

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

                         SEPTEMBER 30, 2006 CONSOLIDATED
                              FINANCIAL STATEMENTS

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Report of Independent Registered Public Accounting Firm               1

Report of Independent Registered Public Accounting Firm (restated)    2

Consolidated Balance Sheet, September 30, 2006                        3

Consolidated Statements of Operations, For the Years Ended
September 30, 2006 and 2005                                           4

Consolidated Statements of Stockholders' Deficit, For the
Years Ended September 30, 2006 and 2005                               5

Consolidated Statements of Cash Flows, For the Years Ended
September 30, 2006 and 2005                                           6

Notes to the Consolidated Financial Statements                     7 - 12

              Report of Independent Registered Public Accounting Firm

To the Board of Directors
Advance Technologies, Inc. and Subsidiary

We have audited the consolidated balance sheets of Advance Technologies, Inc. and Subsidiary (the Company) as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advance Technologies, Inc. and Subsidiary as of September 30, 2006, and the consolidated results of its operations and its cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is dependent on financing to continue operations. This raises substantial doubt about its ability to continue as a going concern. Managements plans to resolve this uncertainty is also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
January 12, 2007
Salt Lake City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of Advance Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheers of Advance Technologies, Inc. (a development stage company) as of September 30, 2005 and 2004 and the related consolidated statements of operations and cash flows for the years then ended and from the period October 1, 1985 (date of inception) through September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our overall opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Technologies, Inc. (a development stage company) as of September 30, 2005 and 2004 and the results of its operations and cash flows for the years then ended and from the period October 1, 1985 (date of inception) through September 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is dependent on financing to continue operations. This raises substantial doubt about its ability to continue as a going concern. Managements plans to resolve this uncertainty is also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, there were errors in reporting the Company's revenues, discounts on revenue, compensation to officers, accrued credit card liabilities and imputed interest on officer loans. Accordingly, the consolidated financial statements have been restated to correct the errors.

/s/ Chisolm, Bierwolf & Nilson
Chisolm, Bierwolf & Nilson
Bountiful, Utah
December 30, 2005 except for notes 2 and 8 dated January 11, 2007

                       ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                   ------
                                                              September 30,
                                                                       2006
                                                              -------------

CURRENT ASSETS:
 Cash                                                         $       4,200
 Accounts receivable                                                  5,700
 Prepaid expenses                                                        72
                                                              -------------
   Total Current Assets                                               9,972

PROPERTY AND EQUIPMENT, net                                             720

DEFINITE-LIFE INTANGIBLE ASSETS                                       3,000
                                                              -------------
   TOTAL ASSETS                                               $      13,692
                                                              =============




                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                             $      30,457
 Related party loans                                                 77,750
                                                              -------------
   Total Current Liabilities                                        108,207

STOCKHOLDERS' DEFICIT:
 Series A convertible preferred stock, $.001 par value, 100,000,000 shares authorized, 27,588,477 shares issued and outstanding 27,588
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 39,527,897 shares issued and outstanding               39,528
 Capital in excess of par value                                     639,153
 Retained earnings (deficit)                                       (800,784)
                                                              -------------
   Total Stockholders' Deficit                                      (94,515)
                                                              -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      13,692
                                                              =============


              See accompanying notes and accountants' report.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Year Ended
                                                       September 30,
                                               ----------------------------
                                                   2006           2005
                                               -------------  -------------
                                                                (Restated)
REVENUES:
 Royalty                                       $      27,600  $      17,100
 Consulting                                            6,215          2,453
                                               -------------  -------------
   Total Revenues                                     33,815         19,553
                                               -------------  -------------
OPERATING EXPENSES:
 Compensation                                         24,479              -
 Consulting                                           12,550              -
 Professional fees                                    18,515         10,897
 Other general and administrative                     28,668         47,064
                                               -------------  -------------
   Total Operating Expenses                           84,212         57,961
                                               -------------  -------------
LOSS BEFORE OTHER INCOME (EXPENSE)                   (50,397)       (38,408)
                                               -------------  -------------
OTHER INCOME (EXPENSE):
 Interest expense                                     (5,849)        (3,552)
 Interest expense - related party                     (6,030)        (5,212)
                                               -------------  -------------
   Total Other Income (Expense)                      (11,879)        (8,764)
                                               -------------  -------------

LOSS BEFORE INCOME TAXES                             (62,276)       (47,172)

INCOME TAX EXPENSE                                         -              -
                                               -------------  -------------
NET LOSS                                       $     (62,276) $     (47,172)
                                               =============  =============

LOSS PER COMMON SHARE                          $       (0.00) $       (0.00)
                                               =============  =============
WEIGHTED-AVERAGE SHARES OUTSTANDING               39,511,961     35,255,995
                                               =============  =============

              See accompanying notes and accountants' report.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                 Preferred Stock         Common Stock     Capital in  Retained
               --------------------  --------------------  Excess of  Earnings
                 Shares     Amount     Shares     Amount   Par Value  (Deficit)
               ----------  --------  ----------  --------  --------  ----------
BALANCE,
 September 30,
 2004, as
 previously
 reported      37,195,958  $ 37,196  28,319,416  $ 28,319  $550,889  $ (672,252)

Cumulative
 effect of
 correction of
 errors                 -         -           -         -    19,084     (19,084)
               ----------  --------  ----------  --------  --------  ----------
BALANCE,
 September 30,
 2004, as
 restated      37,195,958    37,196  28,319,416    28,319   569,973    (691,336)

Preferred stock
 converted into
 common stock (11,178,801)  (11,179) 11,178,801    11,179         -           -

Capital
 contribution           -         -           -         -     7,500           -

Imputed related
 party interest         -         -           -         -     5,212           -

Net loss for
 the year ended
 September 30,
 2005 (Restated)        -         -           -         -         -     (47,172)
               ----------  --------  ----------  --------  --------  ----------
BALANCE,
 September 30,
 2005          26,017,157    26,017  39,498,217    39,498   582,685    (738,508)

Issued stock to
 pay liability
 of $8,000,
 October 2005     160,000       160           -         -     7,840           -

Issued stock for
 services valued
 at $11,000,
 December 2005    200,000       200           -         -    10,800           -

Issued stock for
 services valued
 at $3,900,
 February 2006    100,000       100           -         -     3,800           -

Issued stock for
 services valued
 at $29,139,
 March, April,
 June, and
 September 2006 1,141,000     1,141           -         -    27,998           -

Preferred stock
 converted into
 common stock,
 April and May
 2006             (29,680)      (30)     29,680        30         -           -

Imputed related
 party interest         -         -           -         -     6,030           -

Net loss for
 the year ended
 September 30,
 2006                   -         -           -         -         -     (62,276)
               ----------  --------  ----------  --------  --------  ----------
BALANCE,
 September 30,
 2006          27,588,477  $ 27,588  39,527,897  $ 39,528  $639,153  $ (800,784)
               ==========  ========  ==========  ========  ========  ==========

              See accompanying notes and accountants' report.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Year Ended
                                                       September 30,
                                               ----------------------------
                                                   2006           2005
                                               -------------  -------------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $     (62,276) $     (47,172)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation & amortization                           884          5,711
   Imputed interest                                    6,030          5,212
   Stock issued for services                          44,039              -
  (Increase) decrease in accounts receivable             900         (6,600)
  (Increase) in prepaid expenses                         (72)             -
  Increase in accounts payable                         8,764         16,810
  Increase in liabilities to be settled by
  stock issuance                                           -          8,000
                                               -------------  -------------
NET CASH USED BY OPERATING ACTIVITIES                 (1,731)       (18,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                     (753)             -
 Payments for definite-life intangible assets         (3,000)             -
                                               -------------  -------------
NET CASH USED BY INVESTING ACTIVITIES                 (3,753)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid on related party loans                     (1,600)        (7,500)
 Proceeds from related party loans                     8,350         19,200
 Capital contribution                                      -          7,500
                                               -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              6,750         19,200
                                               -------------  -------------
NET INCREASE IN CASH                                   1,266          1,161

CASH AT BEGINNING OF YEAR                              2,934          1,773
                                               -------------  -------------
CASH AT END OF YEAR                            $       4,200  $       2,934
                                               =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
  Interest                                     $       5,849  $       3,552
  Income taxes                                 $           -  $           -

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the year ended September 30, 2006:
  In October 2005, the Company issued 160,000 shares of Series A convertible preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

For the year ended September 30, 2005:
  None

              See accompanying notes and accountants' report.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Advance Technologies, Inc. ("Parent") was organized under the laws of the State of Delaware on June 16, 1969 as PWB Industries, Inc. In August 1997, Parent changed its name to Advance Technologies, Inc. and changed its domicile to Nevada.

Infrared Systems International ("Subsidiary") was organized under the laws of the State of Nevada on April 11, 2006 as a wholly-owned subsidiary of Parent.

Advance Technologies, Inc. and Subsidiary ("the Company") licenses rights to use optical technology developed by the Company. The Company also plans to develop a night vision system with applications in the military and civil aircraft. Prior to the year ended September 30, 2006, the Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and Parent's wholly-owned Subsidiary. All inter-company transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The carrying values of related party loans approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment - The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

Revenue Recognition - The Company's revenue primarily comes from royalties from the licensing of technology. Licensing royalty revenue is recognized when the licensee has delivered a product to their customer, there is an agreed upon price for the product, and collection of the revenue is reasonably assured. The Company has also generated some revenues from consulting arrangements. Consulting revenue is recognized when the services are rendered, there is an agreed upon price for the services, and collection of the revenue is reasonably assured.

Reclassification - Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

Recent Accounting Standards - Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," was recently issued and is effective for fiscal years beginning after December 15, 2005. Had the Company applied the provisions of SFAS No. 154, their effects on the financial statements would not have been significant.

NOTE 2 - RESTATEMENT

The accompanying consolidated financial statements for the year ending September 30, 2005 have been restated to correct errors made in prior period financial statements. Specifically, the Company (1) has corrected the reporting of revenue from the cash method to the accrual method, (2) has corrected the reporting of revenue from gross to net of related discounts, (3) has corrected the recording of compensation to accrue officer and director compensation in the period earned, (4) has corrected interest expense to impute interest expense on non-interest-bearing related party loans, and (5) has corrected the liabilities and expenses to include credit card transactions.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RESTATEMENT [Continued]

The effect of the restatement was to increase net loss for the year ended September 30, 2005 by $11,384 ($0.00 per share).

The following summarizes corrections to the September 30, 2005 statement of operations:

                                                         Amount Per Share
                                                      --------    ---------
Net loss, as previously reported                      $(35,788)   $   (0.00)
Additional revenue from recording accounts receivable    6,600         0.00
Revenue eliminated by related discounts                (16,000)       (0.00)
Eliminated discounts                                    16,000         0.00
Additional compensation expense                         (8,000)       (0.00)
Additional credit card expenses                         (1,220)       (0.00)
Imputed interest expense                                (5,212)       (0.00)
Credit card interest expense                            (3,552)       (0.00)
                                                      --------    ---------
Net loss, as restated                                 $(47,172)   $   (0.00)

Retained earnings at September 30, 2004 has been adjusted for the cumulative effect of these financial statement corrections, as follows:

                                                                   Amount
                                                                 ----------
Retained earnings, as previously reported                        $(672,252)
Imputed interest expense                                           (19,084)
                                                                 ----------
Retained earnings, as restated                                   $(691,336)

The effects of the restatements on quarterly condensed financial results are as follows:

                      For the Quarter     For the Quarter     For the Quarter
                           Ended               Ended               Ended
                     December 31, 2005     March 31, 2006      June 30, 2006
                     --------  --------  --------  --------  --------  --------
Revenues             $  6,300  $  6,300  $  4,800  $  4,800  $ 13,907  $ 13,907
Operating expenses    (15,591)  (18,911)  (23,371)  (25,477)  (26,940)  (20,531)
Interest expense            -    (2,373)   (1,487)   (2,814)   (1,543)   (3,112)
Income tax expense          -         -         -         -         -         -
                     --------  --------  --------  --------  --------  --------
Net loss             $ (9,291) $(14,984) $(20,058) $(23,491) $(14,576) $ (9,736)
                     --------  --------  --------  --------  --------  --------
Loss per share       $  (0.00) $  (0.00) $  (0.00) $  (0.00) $  (0.00) $  (0.00)
                     --------  --------  --------  --------  --------  --------

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company had current liabilities in excess of current assets and had incurred losses during the last two years. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                  Estimated    September 30,
                                                 Useful Lives      2006
                                                 ------------  -------------
Lens                                                5 years    $      26,000
Office equipment                                    5 years           14,139
                                                               -------------
                                                                      40,139
Less accumulated depreciation                                        (39,419)
                                                               -------------
Net Property and Equipment                                     $         720
                                                               -------------

Depreciation expense for the years ended September 30, 2006 and 2005 was $884 and $5,711, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

                                                  Estimated    September 30,
                                                 Useful Lives      2006
                                                 ------------  -------------
Pending Patent Application                           N/A       $       3,000
                                                               -------------
                                                                       3,000
Less accumulated amortization                                              -
                                                               -------------
Net Definite-life Intangible Assets                            $       3,000
                                                               -------------

The Company's definite-life intangible assets consist only of a pending patent application. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Series A Convertible Preferred Stock - Each share of Series A convertible preferred stock has no rights except that it can be converted into one share of common stock following a two-year holding period.

In April, June, and September 2006, the Company issued a total of 300,000 shares of Series A convertible preferred stock to a consultant for services valued at $7,510 (approximately $0.025 per share).

In March, June, and September 2006, the Company issued a total of 841,000 shares of Series A convertible preferred stock to directors of the Company for services valued at $21,629 (approximately $0.026 per share).

In February 2006, the Company issued 100,000 shares of Series A convertible preferred stock to a consultant for services valued at $3,900 ($0.039 per share).

In October and December 2005, the Company issued a total of 360,000 shares of Series A convertible preferred stock to directors of the Company for services valued at $19,000 (approximately $0.053 per share) of which $8,000 was earned during the quarter ended September 30, 2005.

Conversions - In April and May 2006, shareholders converted a total of 29,680 shares of Series A convertible preferred stock into 29,680 shares of common stock.

In January, May, and August 2005, shareholders converted a total of 11,178,801 shares of Series A convertible preferred stock into 11,178,801 shares of common stock.

Capital Contribution - In December 2004, an owner/shareholder of the Company contributed cash of $7,500.

NOTE 7 - INCOME TAXES

At September 30, 2006, the Company has available unused federal operating loss carry-forwards of approximately $152,300 which may be applied against future taxable income and which expire in various years from 2023 through 2026. The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry-forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry-forwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carry-forwards. The net deferred tax assets are approximately $22,800 and $13,500 as of September 30, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $9,300 during the year ended September 30, 2006.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the years ended September 30, 2006 and 2005, respectively, an officer/shareholder of the Company loaned $8,350 and $19,200 to the Company and the Company repaid loans totaling $1,600 and $7,500. At September 30, 2006, the Company owes a total of $77,750 to an officer/shareholder. The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the years ended September 30, 2006 and 2005, respectively, the Company imputed interest expense of $6,030 and $5,212.

Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, the Company issued a total of 1,201,000 shares of Series A convertible preferred stock to directors of the Company for services rendered during the years ended September 30, 2006 and 2005 valued at $32,629 and $8,000, respectively.

Office Space - In January 2006, the Company started renting office space from an officer/shareholder of the Company for $400 per month. During the year ended September 30, 2006, the Company paid or accrued $3,600 in rent to the officer/shareholder.

NOTE 9 - CONCENTRATIONS

At September 30, 2006, 100% of the Company's accounts receivable was due from a single licensee. During the years ended September 30, 2006 and 2005, 100% of the Company's royalty revenues were generated through a single licensee. During the years ended September 30, 2006 and 2005, 100% of the Company's consulting revenues were generated through a single customer.

Item 8A. Controls and Procedures

The President/CEO/CFO maintains direct control over all financial proceedings of the company.

The President reviews all expenditures and reconciles all income and expenses through the Corporate Bank account. The President is the only person authorized for this account. This procedure has been used since the original company was established in 1993.

The President maintains budget control, and the Board of Directors authorizes any new expenses.



ITEM 8B.  OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds.

During the 12 months ended June 30, 2006, the Company issued or approved the issuance of an aggregate of 864,000 shares of AVTX Preferred Stock to four directors or employees of the Company in consideration for services provided to the Company. The transactions were non-public offerings of securities exempt from registration under the Securities Act of 1933, as amended, by virtue of
Section 4(2) thereof.










































                                            PART III

ITEM 9. Directors, Executives Officers, Promoters, Control Personnel, and Corporate Governance.



DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.


(a) Directors and Executive Officers

------------------------      -------   -------------------------------
Name                          Age       Position
------------------------      -------   -------------------------------
Gary E. Ball                  69        CEO, President, and Director
------------------------      -------   -------------------------------
Gary L. Bane                  68        Director (1)
------------------------      -------   -------------------------------
James Watson                  57        Director (2)
------------------------      -------   -------------------------------


(1) Became a director on October 1, 2004. (2) Became a director on January 1, 2005.



(b) Qualifications


Mr. James Watson has joined Advance Technologies Board of Directors. Mr. Watson's extensive experience as Director of Marketing for Western Airlines will provide valuable sight into marketing issues affecting the entry of EVS into the passenger segment of commercial aviation. Mr. Watson's term with the Board began January 1, 2005.


Mr. JAMES R. WATSON
Sales, Marketing and General Management Executive with over twenty- five years experience in managing a wide range of marketing, sales and operations functions designed to create or expand domestic and international sales opportunities.


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


GARY E. BALL


Age 69, residing in The Woodlands, Texas is married. He attended California State University at Long Beach graduated with a BSEE and MSEE, went on to perform Graduate Studies at University of Southern California. He has specialized in product design, development, and management for North American Aviation. Was Technical Manager for the Pave Tack program at Ford Aerospace corp. Program Manager for Northrop Electro-Mechanical in charge of business development for several classified DOD programs. Was Program Manager for Hughes Aircraft where he developed the Infrared Enhanced Vision System reporting to the President of EDSG. Was a member of NATO NIAG study group on Aircraft Integration. He has authored several articles for trade publications. In the last 10 years he has provided consulting services to more than 10 U.S. and foreign corporations in the field of IR technology.


GARY L. BANE


On June 15, 2004 the Board of Directors extended an invitation to Gary L. Bane to re-join the Board of Directors of Advance Technologies Inc. Mr. Bane had been on ATI's BOD since our founding in 1992. Mr. Bane withdrew from the BOD in 2002 due to pressing demands from his many business commitments. We are pleased that Mr. Bane's schedule has abated, which has permitted him to re-join the BOD. Mr. Bane term on ATI's BOD was effective on October 1, 2004. Mr. Bane has been employed as an independent consultant for the last five years.




Audit Committee and Audit Committee Financial Expert

      Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

      A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to its principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

      Our directors and officers do not receive remuneration from us unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefore. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

      We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. We have no employees, and any compensation for our directors and officers must be approved by the Board of Directors.

      We neither have a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of the sole member of the Board of Directors who is not independent. The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the sole Board member, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Gary Ball.

Conflicts of Interest

      Certain conflicts of interest existed at September 30, 2006 and may continue to exist between us and our sole officer and director due to the fact that he has other business interests to which he devotes his attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to our business.

      Certain conflicts of interest may exist between us and our management, and conflicts may develop in the future. We have not established policies or procedures for the resolution of current or potential conflicts of interests between us, our officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of us, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned.

Indemnification

      Under Nevada law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.



Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section 16(a) reports they file. We are required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to us.


ITEM 10.


EXECUTIVE COMPENSATION


Remunerations were paid to the directors and the President/CEO of the Company during the fiscal year ending September 30, 2006. 348,000 preferred shares were issued to Gary E. Ball and 58,000 shares of preferred were issued to Gary L. Bane and James Watson respectively.


ITEM 11.


SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

Title of    Name and address
class       of owner            Amount owned   Percent of class
---------   ----------------    ------------   ----------------
Common      Gary Ball           1,523,600      4%
Preferred                       5,664,850      22%
---------   ----------------    ------------   ----------------
Common      Wendy Ball          1,523,600      4%
Preferred                       5,644,850      22%
---------   ----------------    ------------   ----------------
Common      Gary L. Bane          277,200       1%
Preferred                         724,800       3%
---------   ----------------    ------------   ----------------
Preferred   Jim Watson             58,000       ~
---------   ----------------    ------------   ----------------



PERSONS HOLDING 10% OR MORE OF AVTX STOCK


None that have been reported.


PERSONS HOLDING WARRANTS, OPTIONS OR OTHER RIGHTS


None


ITEM 12.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.


Advance Technologies Inc. utilizes office space and storage provided by Gary Ball, for which it pays Mr. Ball $400 per month.


Other than the above, transactions or otherwise set forth in this report we have not entered into any material transaction with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.






ITEM 13.   EXHIBITS.

Number      Description

2.1         Articles of Incorporation (1)
2.2         Amendment to Articles of Incorporation (1)
2.3         Amendment to Articles of Incorporation (1)
2.4         Amended Bylaws (1)
3.1         See Articles of Incorporation, as Amended (1)
6.1               License Agreement with Infrared Enhanced Vision Sensor
            System (2)

31.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of President and Chief Executive Officer Pursuant to Rule 13-14 or Rule 15-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 906 of The Sarbanes-Oxley act of 2002.

(1) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form 10-SB filed on August 30, 1999, File Number 000-27175. (2) Incorporated by reference to the exhibits to Registrant's Annual Report on Form 10-KSB filed on December 15, 2006.



Item 14. Principle Accountant Fees and Services


(1)      Audit fees for 2005 & 2006

                  Chisholm, Bierwolf & Neilson  were $ 8,823.00

(2)      Corporate SEC attorney  Ed Swanson were $ 3,030.00

(3)      Corporate Accountant  Michael Larsen were $ 9,146.00

(4) N/a

(5) Estimated at 30%

(6) N/a
























                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2007            Advance Technologies, Inc.
                                  (Registrant)



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


                     /s/ Gary E. Ball
                   -----------------------------------------
                    Gary E. Ball, Principle Executive Officer



                     /s/ Gary E. Ball
                    -----------------------------------------
                    Gary E. Ball, Principle Financial Officer


                     /s/ Gary E. Ball
                    -----------------------------------------
                    Gary E. Ball, Controller or Principle Accounting Officer


                     /s/ Gary E. Ball
                    -----------------------------------------
                    Gary L. Bane, Director


                     /s/ James Watson
                    -----------------------------------------
                    James Watson, Director