Form 10QSB
period 2006-12-31
ADVANCE TECHNOLOGIES INC
filed 2007-02-15
CIK 1081944

Microsoft Word 10.0.6764;              Provided by Thomson Financial
--------------------------------------------------------------------------------



                            ADVANCE TECHNOLOGIES INC


                                Filing Type: 10-Q
                                Description: N/A
                              Filing Date: 12/31/06



                                  Ticker: AVTX
                                  Cusip: 00750Y
                                    State: TX
                                   Country: US
                                Primary SIC: 3812
                              Primary Exchange: OTH
                            Billing Cross Reference:
                             Date Printed: 01/20/07

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      {X} QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

                                                           YES { } NO { X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2006: 39,527,897 of Common shares outstanding.

           Transitional Small Business Disclosure Format (check one):
                                YES { } NO { X }

ADVANCE TECHNOLOGIES INC - 10-Q                            Filing Date: 12/31/06
--------------------------------------------------------------------------------



                                Table of Contents



                                 Filing Sections

Document......................................................................1
Base..........................................................................1
Cover Page....................................................................2
Table of Contents.............................................................3
Part I........................................................................4
Balance Sheet.................................................................5
Income Statement..............................................................6
Cash-flow Statement...........................................................7
Financial Footnotes...........................................................8
Management Discussion........................................................10
Part II......................................................................13
Exhibits.....................................................................14
List of Exhibits.............................................................14
Signatures...................................................................14


                                    Exhibits



Additional Exhibits 31 ......................................................15
Additional Exhibits 32 ......................................................16

ADVANCE TECHNOLOGIES INC - 10-Q                            Filing Date: 12/31/06
--------------------------------------------------------------------------------



                                     PART I
                              Financial Information


                          ITEM 1. FINANCIAL STATEMENTS
                               -------------------

                   ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                    DECEMBER 31, 2006 CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




                   ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                TABLE OF CONTENTS




                                                                          PAGE
                                                                        --------

Condensed  Consolidated  Balance  Sheets,  December  31, 2006 and
September 30, 2006                                                          2

Condensed  Consolidated  Statements of Operations,  For the Three
Months Ended December 31, 2006 and 2005                                     3

Condensed  Consolidated  Statements of Cash Flows,  For the Three
Months Ended December 31, 2006 and 2005                                     4

Notes to the Condensed Consolidated Financial Statements                5 - 6

                   ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                     ------
                                               December 31,    September 30,
                                                   2006            2006
                                               -------------  -------------
CURRENT ASSETS:
 Cash                                          $       2,207  $       4,200
 Accounts receivable                                   6,600          5,700
 Prepaid expenses                                        372             72
                                               -------------  -------------
   Total Current Assets                                9,179          9,972

PROPERTY AND EQUIPMENT, net                              626            720

DEFINITE-LIFE INTANGIBLE ASSETS                        7,465          3,000
                                               -------------  -------------
   TOTAL ASSETS                                $      17,270  $      13,692
                                               =============  =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
CURRENT LIABILITIES:
 Accounts payable                              $      35,195  $      30,457
 Related party loans                                  78,150         77,750
                                               -------------  -------------
   Total Current Liabilities                         113,345        108,207

STOCKHOLDERS' DEFICIT:
              -------
 Series A convertible preferred stock, $.001
  par value, 100,000,000 shares authorized,
  27,588,477 shares issued and outstanding            27,588         27,588
 Common stock, $.001 par value, 100,000,000
  shares authorized, 39,527,897 shares issued
  and outstanding                                     39,528         39,528
 Capital in excess of par value                      640,725        639,153
 Retained earnings (deficit)                        (803,916)      (800,784)
                                               -------------  -------------
   Total Stockholders' DEFICIT                       (96,075)       (94,515)
                       -------
                                               -------------  -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $      17,270  $      13,692
                                               =============  =============

                             See accompanying notes
                                     Page 2

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months
                                                     Ended December 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
                                                                (Restated)
REVENUES:
 Royalty                                         $      6,600  $      6,300
                                                 ------------  ------------
OPERATING EXPENSES:
 Compensation                                               -         8,250
 Professional fees                                      3,000         2,520
 Other general and administrative                       3,476         8,141
                                                 ------------  ------------
   Total Operating Expenses                             6,476        18,911
                                                 ------------  ------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)               124       (12,611)
                                                 ------------  ------------
OTHER INCOME (EXPENSE):
 Interest expense                                      (1,684)         (941)
 Interest expense - related party                      (1,572)       (1,432)
                                                 ------------  ------------
   Total Other Income (Expense)                        (3,256)       (2,373)
                                                 ------------  ------------
NET LOSS                                         $     (3,132) $    (14,984)
                                                 ============  ============

LOSS PER COMMON SHARE                            $      (0.00) $      (0.00)
                                                 ============  ============
WEIGHTED-AVERAGE SHARES OUTSTANDING                39,527,897    39,498,217
                                                 ============  ============

                             See accompanying notes
                                     Page 3

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months
                                                     Ended December 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $     (3,132) $    (14,984)
 Adjustments to reconcile net loss to net cash
 Provided (used) by operating activities:
   Depreciation & amortization                             94           295
   Imputed interest                                     1,572         1,432
   Stock issued for services                                -        11,000
  (Increase) decrease in accounts receivable             (900)          300
  (Increase) in prepaid expenses                         (300)         (478)
   Increase (decrease) in accounts payable              4,738          (796)
                                                 ------------  ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        2,072        (3,231)
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         -          (536)
 Payments for definite-life intangible assets          (4,465)            -
                                                 ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES                  (4,465)         (536)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank overdraft                               -            83
 Cash paid on related party loans                        (800)            -
 Proceeds from related party loans                      1,200           750
                                                 ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 400           833
                                                 ------------  ------------
NET (DECREASE) IN CASH                                 (1,993)       (2,934)

CASH AT BEGINNING OF PERIOD                             4,200         2,934
                                                 ------------  ------------
CASH AT END OF PERIOD                            $      2,207  $          -
                                                 ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
  Interest                                       $      1,684  $        941
  Income taxes                                   $          -  $          -

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES: For the three months ended December 31, 2006: None For the three months ended December 31, 2005:
  In October 2005, the Company issued 160,000 shares of preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

                             See accompanying notes
                                     Page 4

                    ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - Advance Technologies, Inc. and Subsidiary ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2006 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in their annual report filed on Form 10-KSB for the fiscal year ended September 30, 2006.

Un-audited Information - The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (normal recurring) which are, in the opinion of management, necessary to properly reflect the results of the interim periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company had current liabilities in excess of current assets and had incurred losses during the last several years. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  Estimated    December 31,
                                                 Useful Lives      2006
                                                 ------------  -------------
Lens                                                5 years    $      26,000
Office equipment                                    5 years           14,139
                                                               -------------
                                                                      40,139
Less accumulated depreciation                                        (39,513)
                                                               -------------
Net Property and Equipment                                     $         626
                                                               =============

Depreciation expense for the three months ended December 31, 2006 and 2005 was $94 and $295, respectively.

                    ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 (Continued)

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS
                                                  Estimated    December 31,
                                                 Useful Lives      2006
                                                 ------------  -------------
Pending Patent Application                           N/A       $       7,465
                                                               -------------
                                                                       7,465
Less accumulated amortization                                              -
                                                               -------------
Net Definite-life Intangible Assets                            $       7,465
                                                               =============
The Company's definite-life intangible assets consist only of a pending patent application. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately.

NOTE 5 - INCOME TAXES

At December 31, 2006, the Company has available unused federal operating loss carryovers of approximately $146,000 which may be applied against future taxable income and which expires in various years from 2022 through 2027. The amount of and ultimate realization of the benefits from the operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryovers. The net deferred tax assets are approximately $21,900 and $20,800 as of December 31, 2006 and September 30, 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,100 during the three months ended December 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the three months ended December 31, 2006 and 2005, respectively, an officer/shareholder of the Company loaned $1,200 and $750 to the Company and the Company repaid loans totaling $800 and $0. At December 31, 2006, the Company owes a total of $78,150 to the officer/shareholder. The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the three months ended December 31, 2006 and 2005, respectively, the Company imputed interest expense of $1,572 and $1,432.

Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, the Company issued 200,000 shares of preferred stock to directors of the Company for services rendered during the three months ended December 31, 2005 valued at $11,000.

Office Space - In January 2006, the Company started renting office space from an officer/shareholder of the Company for $400 per month. During the three months ended December 31, 2006, the Company paid or accrued $1,200 in rent to the officer/shareholder.
                                     Page 6

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

Results of Operations

EXECUTIVE SUMMARY

(A) Advance Technologies, Inc. has been receiving sales credit from Kollsman Inc. since 2002. The first 200 units were stipulated as "without royalties". The next 210 units are subject to royalties, but 63% of the income is applied to an "Advance Royalty" account. Advance Technologies' net royalty income will increase by virtue of the payment in full of the "advance royalty" account and improving sales.

(B) The first quarter for 2007 had an overall increase of $300 in sales over the fiscal year of 2006. The royalty sales amounted to an increase of $300 for like first quarter periods. The EVS royalties reflect sales of the EVS I product by Kollsman, and with the introduction of EVS II in 2007, we expect additional sales in the Gulfstream retrofit market and with FedEx, Kollsman's newest customer.

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

MAJOR ACTIVITY

Highlights of First Quarter of Year 2007

The Enhanced Vision System project continues with on-going sales by Kollsman to Gulfstream. These sales closely track the new aircraft deliveries by Gulfstream. The retrofit market for Gulfstream continues at a slow rate, but is projected to improve once the EVS II is certified and in production.

Recreational Vehicle Systems Inc. has completed their incorporation filing, and they have stated they intend to initiate operations in 2007. RVS has encountered delays of an unknown origin. The License Agreement requires sales within a 3 year period to retain their exclusivity.

I-6 ACTIVITIES

ATI formed a subsidiary company to pursue the Infrared Security System (ISS). This wholly owned, Infrared Systems International (ISIX or I-6) has been licensed by ATI for the intellectual property pertaining to ISS. The ISS project requires a major effort that encompasses advance technology in the areas of Infrared, Image Processing, Wireless conductivity, Advanced Server Design, and Security Response Providers.

I-6 has continued discussions with several corporations. These discussions cover a broad range of topics. The key subjects are: investments, equity considerations, technical responsibilities, and project role. The market focus has been for applications to the small to medium size commercial wholesalers, manufacturers, and distributors. This market segment has been projected to exceed 1/2 million units in the first five years from start up. The launching of this effort is our focus for 2007.

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


FINANCING

The company believes that no additional financing will be required, and present interim financing will meet all of our short term needs as required until royalties will cover all of our expenses. Additional funding if required for I-6 will be secured using I-6 collateral as the sole security for any such obligation. This insulates Advance Technologies Inc and its shareholders from any debt or obligation that is incurred by I-6 in pursuit of the Infrared Security Market.


GROSS PROFIT

The first Quarter of fiscal year 2007 (4th quarter cy 2006) the Company showed a modest increase in royalty income of $6,600 as compared to $6,300 in the like quarter of last year. The flat revenue was anticipated, and will remain flat until EVS II deliveries begin. The Company expects EVS II will begin deliveries in the first half of CY 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the first Quarter of fiscal year 2007 the Company's Operating Expenses declined from $18,911 same quarter last year to $6,476. This reduction in expenses occurred mostly by the elimination of the Executive Compensation Program. That item eliminated $8,250 in incurred expense.


OTHER INCOME AND EXPENSE

Other expenses showed an increase in expenses from $2,373 (2005) to $3,256
(2006) for same quarter. The increase in expense was due in most part to an increase in interest payment on the Company's short term debt. The short term debt increased through the absorbing of the costs associated with the filing of the patent for the Infrared Security System. Eighty percent of the cost has been incurred, with one additional payment to the Patent attorney of $3,000 due February of 2007.


NET PROFIT (LOSS) BEFORE PROVISIONS FOR INCOME TAXES

The Net loss for the first Quarter of 2007 was $3,132 compared to $14,984 in the like first Quarter of Fiscal 2006. The improvement was the result of the elimination of the Executive Compensation Program at the end of Fiscal year 2006.


NET SALES

The Net Sales for the first quarter of 2007 consisted of the royalties received. The royalty payment consisted of $6,600 as compared to $6,300 in the like quarter of 2005.

GROSS PROFIT

Gross profit is the same as Net Profit.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties with the gross revenue at 2.27 times the reported royalties. The reduction to net royalties is caused by the repayment of advance royalties as specified in the Kollsman License Agreement. Based upon current sales, the advance royalties will be fully paid (currently 82% has been paid) by the second quarter of 2007. This will cause our net income to increase by a factor of 1.67 for each sale.

The other source of income comes from our Agent agreement with United Integrated Service Co. LTD, Taiwan. The collaboration with UIS has allowed our Company to be coupled into the Far East market. This Agent relationship in 2007 could add between 10-12 thousand dollars to our net earnings annually, and continue to foster an important professional relationship with UIS.

The Company has formed a wholly owned subsidiary called I-6. The Infrared Security System has been licensed to I-6. Under terms of the license I-6 has issued a promissory note to the Company for $100,000. This note when collected will defer internal expenses, the most notable being for a patent attorney to complete the ISS patent filed last November 6, 2005 and organization costs for I-6.

The Board of Directors has offered I-6 a twenty-four month buy-back option for the ISS intellectual property. The option is for $100,000,000. The option offer has been received and approved by I-6 and their Board of Directors. The option will provide protection to the shareholders against a hostile take over of ATI.

I-6 expects to receive all investment funds from ISS Associate Contractors for certain considerations, but limited to the ISS project. The Company stands to benefit through the success of I-6, but is structured to be insolated from any liability. And with the "Hostile take over provisions", the Company is adequately protected against any attempt to abridge our patent rights. Investments incurred by I-6 will be separately recorded, but will be included as part of Advance Technologies, Inc. for the immediate future.


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



                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

There were no legal proceedings.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issuing of securities.

Item 3.   Defaults Upon Senior Securities

There were no defaults.

Item 4.   Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to shareholders.

Item 5.  Other Information

There was no other information for disclosure.

ITEM 6.   EXHIBITS

3.1      Articles of Incorporation (1)
3.2      Amendments & Bylaws (1)
10       Material Contracts (2)
31       Rule 13a-14(a)/15d-14a (a) certifications
32       Section 1350 certifications

(1) Incorporated by reference to the exhibits to Registrant's Registration Statement on Form 10-SB filed August 30, 1999, file Number 000-27175.

(2) Incorporated by reference to the exhibits to Registrant's Annual Report on Form 10-KSB filed on December 15, 2006.


31.1 CERTIFICATION PURSUANT TO RULE 13A-14(A) OR RULE 15D-14(A) UNDER THE SECURTIES AND EXCHANGE ACT OF 1934.


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

Date: February 10, 2007                     Advance Technologies, Inc.
                                               (Registrant)



                                            By:/s/ GARY E. BALL
                                   ---------------------------------------
                                    Gary E. Ball
                                    President and Director