Form 10QSB
period 2007-03-31
ADVANCE TECHNOLOGIES INC
filed 2007-05-04
CIK 1081944

ADVANCE TECHNOLOGIES INC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      {X} QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

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
(State or other jurisdiction of                       (I.R.S. Employer
         Identification No.)                     incorporation or organization)


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

                                YES { } NO { X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007: 39,527,897 of Common shares outstanding.

           Transitional Small Business Disclosure Format (check one):
                                YES { } NO { X }

ADVANCE TECHNOLOGIES INC - 10-QSB                           Filing Date: 3/31/07
--------------------------------------------------------------------------------



                                     Part I
                              FINANCIAL INFORMATION

                    ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY


                      MARCH 31, 2007 CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Condensed Consolidated Balance Sheets, March 31, 2007 and
September 30, 2006                                                    2

Condensed Consolidated Statements of Operations, For the Three
and Six Months Ended March 31, 2007 and 2006                          3

Condensed Consolidated Statements of Cash Flows, For the Six
Months Ended March 31, 2007 and 2006                                  4

Notes to the Condensed Consolidated Financial Statements            5 - 6

                     ADVANCE TECHNOLOGIES, INC. & SUBDIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS
                                   ------
                                                 March 31,    September 30,
                                                   2007           2006
                                               -------------  -------------
CURRENT ASSETS:
 Cash                                          $       1,139  $       4,200
 Accounts receivable                                   6,000          5,700
 Prepaid expenses                                         93             72
                                               -------------  -------------
   Total Current Assets                                7,232          9,972

PROPERTY AND EQUIPMENT, net                              588            720

DEFINITE-LIFE INTANGIBLE ASSETS                       16,365          3,000
                                               -------------  -------------
   TOTAL ASSETS                                $      24,185  $      13,692
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                              $      68,238  $      30,457
 Related party loans                                  78,950         77,750
                                               -------------  -------------
   Total Current Liabilities                         147,188        108,207

STOCKHOLDERS' DEFICIT:
 Series A convertible preferred stock, $.001
  par value, 100,000,000 shares authorized,
  27,588,477 shares issued and outstanding            27,588         27,588
 Common stock, $.001 par value, 100,000,000
  shares authorized, 39,527,897 shares issued
  and outstanding                                     39,528         39,528
 Capital in excess of par value                      642,277        639,153
 Retained earnings (deficit)                        (832,396)      (800,784)
                                               -------------  -------------
   Total Stockholders' Deficit                      (123,003)       (94,515)
                                               -------------  -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $      24,185  $      13,692
                                               =============  =============

                             See accompanying notes

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            For the Three Months         For the Six Months
                               Ended March 31,             Ended March 31,
                       --------------------------  --------------------------
                             2007          2006          2007          2006
                       ------------  ------------  ------------  ------------

REVENUES:
 Royalty               $      6,000  $      4,800  $     12,600  $     11,100
                       ------------  ------------  ------------  ------------
OPERATING EXPENSES:
 Compensation                     -         5,148             -        13,398
 Consulting                     204         3,900           204         3,900
 Professional fees           25,120         9,590        28,120        12,110
 Other general and
  administrative              5,181         6,839         8,657        14,980
                       ------------  ------------  ------------  ------------
   Total Operating
    Expenses                 30,505        25,477        36,981        44,388
                       ------------  ------------  ------------  ------------
LOSS BEFORE OTHER INCOME
 (EXPENSE)                 (24,505)      (20,677)      (24,381)      (33,288)
                       ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
 Interest expense           (2,423)       (1,327)       (4,107)       (2,268)
 Interest expense -
  related party             (1,552)       (1,487)       (3,124)       (2,919)
                       ------------  ------------  ------------  ------------
   Total Other Income
    (Expense)               (3,975)       (2,814)       (7,231)       (5,187)
                       ------------  ------------  ------------  ------------
NET LOSS              $    (28,480) $    (23,491) $    (31,612) $    (38,475)
                       ============  ============  ============  ============

LOSS PER COMMON SHARE $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                       ============  ============  ============  ============
WEIGHTED-AVERAGE SHARES
 OUTSTANDING             39,527,897    39,498,217    39,527,897    39,498,217
                       ============  ============  ============  ============

                             See accompanying notes.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months
                                                      Ended March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $    (31,612) $    (38,475)
 Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation & amortization                            132           491
   Imputed interest                                     3,124         2,919
   Stock issued for services                                -        21,764
  (Increase) decrease in accounts receivable             (300)        1,800
  (Increase) in prepaid expenses                          (21)         (191)
   Increase in accounts payable                        37,781         4,817
                                                 ------------  ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        9,104        (6,875)
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         -          (536)
 Payments for definite-life intangible assets         (13,365)            -
                                                 ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES                 (13,365)         (536)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid on related party loans                      (1,200)            -
 Proceeds from related party loans                      2,400         5,950
                                                 ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,200         5,950
                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH                        (3,061)       (1,461)

CASH AT BEGINNING OF PERIOD                             4,200         2,934
                                                 ------------  ------------
CASH AT END OF PERIOD                            $      1,139  $      1,473
                                                 ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid
 during the period for:
  Interest                                       $      4,107  $      2,268
  Income taxes                                   $          -  $          -

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         For the six months ended March 31, 2007: None
         For the six months ended March 31, 2006:

         In October 2005, the Company issued 160,000 shares of Series A convertible preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

                             See accompanying notes.

                     ADVANCE TECHNOLOGIES INC. & SUBSIDIARY

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - Advance Technologies, Inc. and Subsidiary ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended March 31, 2007 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in their annual report filed on Form 10-KSB for the fiscal year ended September 30, 2006.

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company had current liabilities in excess of current assets and had incurred losses during the last several years. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  Estimated      March 31,
                                                 Useful Lives      2007
                                                 ------------  -------------
Lens                                                5 years    $      26,000
Office equipment                                    5 years           14,139
                                                               -------------
                                                                      40,139
Less accumulated depreciation                                        (39,551)
                                                               -------------
Net Property and Equipment                                     $         588
                                                               -------------

Depreciation expense for the six months ended March 31, 2007 and 2006 was $132 and $491, respectively.

                     ADVANCE TECHNOLOGIES INC. & SUBSIDIARY

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS
                                                  Estimated      March 31,
                                                 Useful Lives      2006
                                                 ------------  -------------
Pending Patent Application                           N/A       $      16,365
                                                               -------------
                                                                      16,365
Less accumulated amortization                                              -
                                                               -------------
Net Definite-life Intangible Assets                            $      16,365
                                                               -------------

The Company's definite-life intangible assets consist only of a pending patent application. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately.

NOTE 5 - INCOME TAXES

At March 31, 2007, the Company has available unused federal operating loss Carryovers of approximately $184,000 which may be applied against future taxable income and which expire in various years from 2022 through 2027. The amount of and ultimate realization of the benefits from the operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryovers. The net deferred tax assets are approximately $27,500 and $20,800 as of March 31, 2007 and September 30, 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,700 during the six months ended March 31, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the six months ended March 31, 2007 and 2006, respectively, an officer/shareholder of the Company loaned $2,400 and $5,950 to the Company and the Company repaid loans totaling $1,200 and $0. At March 31, 2007, the Company owes a total of $78,950 to the officer/shareholder. The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the six months ended March 31, 2007 and 2006, respectively, the Company imputed interest expense of $3,124 and $2,919.

Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, the Company issued a total of 464,000 shares of Series A convertible preferred stock to directors of the Company for services rendered during the six months ended March 31, 2006 valued at $17,864.



Office Space - In January 2006, the Company started renting office space from an officer/shareholder of the Company for $400 per month. During the six months ended March 31, 2007, the Company paid or accrued $2,400 in rent to the officer/shareholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The management discussion contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "will," "plan," "should," "seek," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current view of management regarding future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual actions or results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The following discussion and analysis should be read in conjunction with the company's consolidated financial statements and related footnotes for the year ended September 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

EXECUTIVE SUMMARY

Advance Technologies, Inc. has been receiving sales credit from Kollsman Inc. since 2002. The first 200 Enhanced Vision System (EVS) units were stipulated as "without royalties". The next 210 EVS units are subject to royalties, but 63% of the income is applied to an "Advance Royalty" account. Advance Technologies' net royalty income will increase to $800 per unit with the payment in full of the Advance Royalty account. Approximately 404 units have been delivered to date.

Advance Technologies, Inc. (ATI) has been pursuing a new product (Infrared Security System) for the last year. We have recruited a technical team, filed for a patent, and marketed the system under NDA protection. At this point in time funds are needed to build a proof-of-principle demonstration unit to market the opportunity.

On March 30, 2007 Advance Technologies signed a non-binding letter of intent with American SXAN Biotech, Inc., a Delaware corporation. The letter of intent contemplates that Advance Technologies would transfer all of its assets and liabilities to a wholly-owned subsidiary that would be managed by the current management of Advance Technologies. Advance Technologies would then acquire American SXAN in exchange for preferred stock with supermajority voting power. This arrangement would permit the management of the subsidiary time to explore the best use of the Advance Technologies business for the benefit of the current shareholders of Advance Technologies.

The need for ATI to look at our operations, on-going prospects and the risks of continuing to operate in the deficit was previously presented to our shareholders. Since that time our licensee's EVS sales have remained flat, while our licensee has lost available market share to CMC Electronics and Max-Viz. Our operating costs have grown due to increased debt and compliance costs for Sarbanes-Oxley regulations. The need to re-structure our operations has become more critical for ATI. If the reverse-merger with American SXAN Biotech Inc. does not complete as scheduled, ATI will need to examine other measures to protect the declining value of ATI for the shareholders.

MAJOR ACTIVITY

Highlights of Second Quarter of Year 2007

The Enhanced Vision System has projected a continuation of on-going sales by Kollsman to Gulfstream. The sales in the past closely track the new aircraft deliveries by Gulfstream. The delivered EVS units (not yet sold) dropped from a backlog of 33 to a current backlog of 13. This resulted because no deliveries have been made by Kollsman to Gulfstream since late February 2007. It is believed that the delays in the certification of EVS II are causing this problem. No information has been provided by Kollsman over potential impact, remedies, or likely recovery.

I-6 ACTIVITIES

ATI formed a subsidiary company in 2006 to pursue the Infrared Security System
(ISS). This wholly owned Infrared Systems International (ISIX or I-6) has been licensed by ATI for the intellectual property pertaining to ISS.

There has been no progress in securing the necessary outside capital needed to fabricate a demonstration unit. We have secured the cooperation of several strategy partners for the development of ISS. These corporations are experts in their core technologies: Wireless mobile transport, Specialized Wireless Server Design, Software design and coding, IR Cameras, Internet protocol, and OEM high rate production.

Development capital will be required to continue the progress on ISS.


FINANCING

The company believes that no additional financing will be required to sustain present operations. Interim financing will meet all of our short term needs as we operate at a loss. The completion of the proposed acquisition described above in the "Executive Summary" section is intended to provide a portion of the demonstration funds required by I-6. Transaction costs for the proposed acquisition have been estimated, but any unexpected costs will diminish our projected development capital.

ATI continues to utilize the services of an SEC Attorney on retainer, and contract for bookkeeping services on a time and material basis. This has substantially added to our cost of ensuring that we are and remain fully complaint with all SEC regulations.


SIX MONTHS  ENDED MARCH 31, 2007  COMPARED WITH THE SIX MONTHS  ENDED MARCH 31,
2006

REVENUES

Revenues for the company were approximately $12,600 for the six month period ending on March 31, 2007 as compared to approximately $ 11,100 for the same period a year earlier. For the three-month period ending on March 31, 2007 revenues were $ 6,000 as compared to $ 4,800 for the same period last year. The total sales of EVS by our licensee were essentially the same for the common period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expenses for the six-month period ending March 31, 2007 were $ 36,981 as compared to $ 44,388 for the same six-month period in 2006. The operating expenses for the three-month period ending on March 31, 2007 were $ 30,505 versus $ 25,477 in 2006. The increase in our operating costs for the current three-month period can be attributed to additional controls and procedures that have been implemented to ensure the company's reporting is fully compliant with Sarbanes-Oxley requirements. The decrease in the current six-month period can be attributed to the phase out of the Executive Compensation Plan in 2006.

OTHER INCOME AND EXPENSE

For the six-month period this year, interest expense was $ 7,231 versus $ 5,187 in 2006. Interest expense for the three-month period ending March 31, 2007 was $ 3,975 compared to $ 2,814 in the like period of 2006.

NET LOSS

The net loss for the six-month period ending March 31, 2007 was $ 31,612 versus $ 38,475 in 2006. The company's net loss for the three-month period ending on March 31, 2007 was $ 28,480 versus $ 23,491 for the same three-month period in 2006. The major expenses for both years were related to regulatory obligations.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman. Our Royalties reported as revenues are net royalties. Once the Advance Royalty debt is satisfied our per unit royalty will increase from $300 per unit to $800 per unit. The apparent interruption in sales of EVS units to Gulfstream will have an unknown impact on revenue.

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

Date: May 4, 2007                     Advance Technologies, Inc.
                                               (Registrant)



                                            By:/s/ GARY E. BALL
                                   ---------------------------------------
                                    Gary E. Ball
                                    President and Director