Form 10-Q
period 2007-06-30
ADVANCE TECHNOLOGIES INC
filed 2007-08-14
CIK 1081944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 incorporation or organization)

c/o American Union Securities

100 Wall St. 15th Floor New York, NY 10005

(Address of Principal Executive Offices)

(212) 232-0120

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES { X } NO { }

Indicate by check mark whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act).

YES { } NO { X }

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8,  2007: 96,671,199 Common shares outstanding.

Transitional Small Business Disclosure Format (check one):

YES { } NO { X }

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

                   JUNE 30, 2007 CONDENSED CONSOLIDATED

                           FINANCIAL STATEMENTS

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

                             TABLE OF CONTENTS

                                                                    PAGE

                                                                  --------

Condensed Consolidated Balance Sheets, June 30, 2007 and

September 30, 2006                                                    2

Condensed Consolidated Statements of Operations, For the Three

and Nine Months Ended June 30, 2007 and 2006                          3

Condensed Consolidated Statements of Cash Flows, For the Nine

Months Ended June 30, 2007 and 2006                                   4

Notes to the Condensed Consolidated Financial Statements              5

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                   ------

                                                 June 30,     September 30,

                                                   2007           2006

                                               -------------  -------------

                                                                                                                       (Unaudited)

CURRENT ASSETS:

 Cash                                          $       2,087  $       4,200

 Accounts receivable                                   5,100          5,700

 Prepaid expenses                                        385             72

                                               -------------  -------------

   Total Current Assets                                7,572          9,972

PROPERTY AND EQUIPMENT, net                              551            720

DEFINITE-LIFE INTANGIBLE ASSETS                       16,765          3,000

                                               -------------  -------------

   TOTAL ASSETS                                $      24,888  $      13,692

                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                    ------------------------------------

CURRENT LIABILITIES:

 Accounts payable                              $      82,868  $      30,457

 Related party loans                                  79,350         77,750

                                               -------------  -------------

   Total Current Liabilities                         162,218        108,207

STOCKHOLDERS' DEFICIT:

 Series A convertible preferred stock, $0.001

  par value, 100,000,000 shares authorized,

  27,011,477 and 27,588,477 shares issued and

  outstanding, respectively                           27,011         27,588

 Common stock, $0.001 par value, 100,000,000

  shares authorized, 39,527,897 shares issued

  and outstanding                                     39,528         39,528

 Capital in excess of par value                      644,438        639,153

 Retained earnings (deficit)                        (848,307)      (800,784)

                                               -------------  -------------

   Total Stockholders' Deficit                      (137,330)       (94,515)

                                               -------------  -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $     24,888  $      13,692

                                               =============  =============

See accompanying notes to condensed consolidated financial statements

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                            For the Three Months         For the Nine Months

                               Ended June 30,              Ended June 30,

                         --------------------------  --------------------------

                             2007          2006          2007          2006

                         ------------  ------------  ------------  ------------

                                        (Restated)                  (Restated)

REVENUES:

 Royalty                 $      5,100  $     10,800  $     17,700  $     21,900

 Consulting                         -         3,107             -         3,107

                         ------------  ------------  ------------  ------------

   Total Revenues               5,100        13,907        17,700        25,007

                         ------------  ------------  ------------  ------------

OPERATING EXPENSES:

 Compensation                       -         5,658             -        19,056

 Consulting                         -         5,250           204         9,150

 Professional fees              9,989         2,359        38,109        14,469

 Other general and

  administrative                5,226         7,264        13,883        22,244

                         ------------  ------------  ------------  ------------

   Total Operating

    Expenses                   15,215        20,531        52,196        64,919

                         ------------  ------------  ------------  ------------

LOSS BEFORE OTHER INCOME

 (EXPENSE)                    (10,115)       (6,624)      (34,496)      (39,912)

                         ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):

 Interest expense              (4,212)       (1,569)       (8,319)       (3,837)

 Interest expense –

  related party                (1,584)       (1,543)       (4,708)       (4,462)

                         ------------  ------------  ------------  ------------

   Total Other Income

    (Expense)                  (5,796)       (3,112)      (13,027)       (8,299)

                         ------------  ------------  ------------  ------------

NET LOSS                 $    (15,911) $     (9,736) $    (47,523) $    (48,211)

                         ============  ============  ============  ============

LOSS PER COMMON SHARE    $      (0.00) $      (0.00) $      (0.00) $      (0.00)

                         ============  ============  ============  ============

WEIGHTED-AVERAGE SHARES

 OUTSTANDING               39,527,897    39,523,337    39,527,897    39,506,590

                         ============  ============  ============  ============

       See accompanying notes to condensed consolidated financial statements

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                    For the Nine Months

                                                       Ended June 30,

                                                 --------------------------

                                                     2007          2006

                                                 ------------  ------------

                                                                (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                        $    (47,523) $    (48,211)

 Adjustments to reconcile net loss to net cash

 provided (used) by operating activities:

   Depreciation & amortization                            169           687

   Imputed interest                                     4,708         4,462

   Stock issued for services                                -        34,418

  (Increase) decrease in accounts receivable              600        (4,200)

  (Increase) in prepaid expenses                         (313)         (287)

   Increase in accounts payable                        52,411        75,715

                                                 ------------  ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       10,052        62,584

                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                         -          (536)

 Payments for definite-life intangible assets         (13,765)            -

                                                 ------------  ------------

NET CASH USED BY INVESTING ACTIVITIES                 (13,765)         (536)

                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash paid on related party loans                      (2,000)         (800)

 Proceeds from related party loans                      3,600         7,150

                                                 ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               1,600         6,350

                                                 ------------  ------------

NET INCREASE (DECREASE) IN CASH                        (2,113)       68,398

CASH AT BEGINNING OF PERIOD                             4,200         2,934

                                                 ------------  ------------

CASH AT END OF PERIOD                            $      2,087  $     71,332

                                                 ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid during the period for:

  Interest                                       $      8,319  $      3,837

  Income taxes                                   $          -  $          -

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the nine months ended June 30, 2007:  None

For the nine months ended June 30, 2006:

  In October 2005, the Company issued 160,000 shares of Series A convertible preferred stock to settle a prior year liability consisting of $2,000 in director fees and $6,000 in salary.

See accompanying notes to condensed consolidated financial statements

ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Item 310(b) of U.S. Securities and Exchange Commission Regulation S-B.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the

Company's September 30, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2007, the Company had current liabilities in excess of current assets and had incurred losses during the last several years.  These factors create an uncertainty about the Company's ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  Estimated      June 30,

                                                 Useful Lives      2007

                                                 ------------  -------------

Lens                                                5 years    $      26,000

Office equipment                                    5 years           14,139

                                                               -------------

                                                                      40,139

Less accumulated depreciation                                        (39,588)

                                                               -------------

Net Property and Equipment                                     $         551

                                                               -------------

Depreciation expense for the nine months ended June 30, 2007 and 2006 was $169 and $687, respectively.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

                                                  Estimated      June 30,

                                                 Useful Lives      2007

                                                 ------------  -------------

Pending Patent Application                           N/A       $      16,765

                                                               -------------

                                                                      16,765

Less accumulated amortization                                              -

                                                               -------------

Net Definite-life Intangible Assets                            $      16,765

                                                               -------------

The Company's definite-life intangible assets consist only of a pending patent application.  Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent.  If a patent application is denied, the related costs will be expensed immediately.

NOTE 5 - INCOME TAXES

At June 30, 2007, the Company has available unused federal net operating loss carryovers of approximately $200,000 which may be applied against future taxable income and which expires in various years from 2022 through 2027.  The amount of and ultimate realization of the benefits from the net operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Due to a change in control in July 2007, the ultimate amount and availability of any future net operating loss carryovers may be subject to limitations.  Factors including the applicable long-term tax-exempt rate, continuity of historical business, and subsequent taxable income of the Company determine the allowable annual utilization of the net operating loss carryovers.  Because of the uncertainty surrounding the realization of the net operating loss carryovers, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements for the net operating loss carryovers.  The net deferred tax assets are approximately $30,000 and $20,800 as of June 30, 2007 and September 30, 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $9,200 during the nine months ended June 30, 2007.

                 ADVANCE TECHNOLOGIES, INC. AND SUBSIDIARY

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the nine months ended June 30, 2007 and 2006, respectively, an officer/shareholder of the Company loaned $3,600 and $7,150 to the Company and the Company repaid loans totaling $2,000 and $800.  At June 30, 2007, the Company owes a total of $79,350 to the officer/shareholder.  The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the nine months ended June 30, 2007 and 2006, respectively, the Company imputed interest expense of $4,708 and $4,462.

Cancellation of Preferred Stock – In May 2007, directors of the Company returned 577,000 shares of Series A convertible preferred stock for cancellation.

Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company.  However, the Company issued a total of

789,000 shares of Series A convertible preferred stock to directors of the

Company for services rendered during the nine months ended June 30, 2006 valued at $25,408.

Office Space - In January 2006, the Company started renting office space from an officer/shareholder of the Company for $400 per month.  During the nine months ended June 30, 2007 and 2006, respectively, the Company paid or accrued $3,600 and $2,400 in rent to the officer/shareholder.

NOTE 7 – SUBSEQUENT EVENTS

Redeemable Series B Convertible Preferred Stock Designation – In July 2007, the Company’s board of directors designated 100,000 shares of preferred stock as Redeemable Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock will be convertible into 9,000 shares of common stock.  Each share of Series B Convertible Preferred Stock is entitled to share in any cash or common stock dividends (other than the distribution of the Subsidiary described below) as though the shares had been converted, and is entitled to a liquidation preference of $0.01 per share before sharing in any liquidation distribution on an as-converted basis.

Acquisition of SXAN – In July 2007, the Company issued 100,000 shares of its redeemable Series B Convertible Preferred Stock to acquire 100% of the outstanding stock of American SXAN Biotech, Inc. (“SXAN”), and the Company’s directors were replaced by members of SXAN’s management.  In connection with the acquisition, the Company sold 57,143,302 shares of its common stock for $325,000.  Prior to the acquisition, the Company transferred to a wholly-owned subsidiary (the “Subsidiary”) all of its assets, including the $325,000, and the Subsidiary assumed responsibility for all of the Company’s liabilities.  The Company plans to use the Subsidiary to spin off its previous operations along with the remaining proceeds from the July 2007 stock issuance.

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

EXECUTIVE SUMMARY

Advance Technologies, Inc. has been receiving sales credit from Kollsman Inc. since 2002. The first 200 Enhanced Vision System (EVS) units were stipulated as "without royalties". The next 210 EVS units are subject to royalties, but 63% of the income is applied to an "Advance Royalty" account. Advance Technologies' net royalty income will increase to $800 per unit with the payment in full of the Advance Royalty account.  Approximately 423 units have been delivered to date, 408 units have been “sold”.

The restructuring of Advance Technologies, Inc. was completed on July 10, 2007.  On that date,  Advance Technologies acquired all of the outstanding stock of American SXAN Biotech, Inc., a Delaware corporation.  At the same time, Advance Technologies transferred all of its assets to a wholly owned subsidiary (Infrared Systems International Inc., a Nevada registered corporation), and Infrared Systems assumed responsibility for all of the liabilities of Advance Technologies existing on that date.  Infrared Technologies intends to file a registration statement with the Securities and Exchange Commission that, when declared effective, will permit Advance Technologies to distribute the outstanding shares of Infrared Systems to the holders of its common stock at that time.

MAJOR ACTIVITY

Highlights of Third Quarter of Fiscal Year 2007

The Enhanced Vision System has projected a continuation of on-going sales by Kollsman to Gulfstream. The sales in the past closely track the new aircraft deliveries by Gulfstream. The delivered EVS units in this quarter resumed with 3 units in April, 3 more in May, and 13 in June. It is believed that the deliveries were all of the EVS I configuration.

The status of the new and improved EVS II remains a closely held secret by Kollsman.  EVS II is important for the FedEx contract, and we remain concerned over the future of EVS.  The resumption of EVS I deliveries in this quarter is a significant improvement over last quarter because EVS sales have resumed.

Infrared Systems International (ISIX or I-6) ACTIVITIES

The effort to secure the ISS patent continues.  Because of the pending and now recently completed restructuring of ATI all efforts that would require either commitments or obligations had to be placed on hold.  In July the effort to find a suitable partner to launch the ISS project was re-initiated.  Confidential discussions are on going with multiple corporations.

FINANCING

The company believes that no additional financing will be required to sustain the present operations of I-6. The restructuring of ATI by the reverse merger has allowed I-6 (subsidiary of ATI) to resume ATI’s prior business operations with all corporate debt retired and sufficient cash on hand to support new business development.  With the restructuring complete we have effectively isolated ourselves from uncertainty on royalties from the EVS Agreement for at least 12 months.

I-6 will continues to utilize the services of an SEC Attorney on retainer, and contract for bookkeeping services on a time and material basis.  Financial information will be provided to the new ATI to be included as part of their filings.  I-6 has been relieved, however, of responsibility for the ATI audit for the SEC compliance.  I-6 will be incurring additional charges associated with future SEC registration filings to regain an independent reporting status allowing us to issue shares.

NINE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THE NINE MONTHS ENDED JUNE 30, 2006

REVENUES

Revenues for the company were $17,700 for the nine month period ending on June 30, 2007 as compared to $ 25,007 for the same period a year earlier.  For the three-month period ending on June 30, 2007 revenues were $ 5,100 as compared to $ 13,907 for the same period last year.  The total sales of EVS by our licensee have decreased dramatically reflecting the ongoing problems with EVS II for the same common period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expenses for the nine-month period ending June 30, 2007 were $ 52,196 as compared to $ 64,919 for the same nine-month period in 2006.  The operating expenses for the three-month period ending on June 30, 2007 were    $ 15,215 versus $ 20,531 in 2006.  The decrease in our operating costs for the current three-month period can be attributed to the elimination of the Executive compensation program from last year.  The decrease in the current nine-month period can also be attributed to the phase out of the Executive Compensation Plan in 2006.

OTHER INCOME AND EXPENSE

For the nine-month period this year, interest expense was $ 13,027 versus $ 8,299 in 2006. Interest expense for the three-month period ending June 30, 2007 was $ 5,796 compared to $ 3,112 in the like period of 2006.  The increase in short term debt created the increase in interest expense.

NET LOSS

The net loss for the nine-month period ending June 30, 2007 was $ 47,523 versus $ 48,211 in 2006. The company's net loss for the three-month period ending on June 30, 2007 was $ 15,911 versus $ 9,736 for the same three-month period in 2006. The major expenses for both years were related to regulatory obligations.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary source of revenues is from royalties from our EVS licensee Kollsman.  Our Royalties reported as revenues are net royalties.  Once the Advance Royalty debt is satisfied our royalty per unit will increase from $300 per unit to $800 per unit.  At the end of this quarter our obligation has been paid down to S1,000, which will be satisfied by the first two sales next quarter.  The resolution of the EVS I - EVS II production issues will have an unknown impact on revenue from future sales.

Item 3. Controls and Procedures

Our principal executive officer and principal financial officer  participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting management in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

There were no legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities sold during the quarter ended June 30, 2007.

Item 3.   Defaults Upon Senior Securities

There were no defaults.

Item 4.   Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to shareholders.

Item 5.  Other Information

There was no other information for disclosure.

ITEM 6.   EXHIBITS

31       Rule 13a-14(a)/15d-14a(a) certifications

32       Section 1350 certifications

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and

Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007      Advance Technologies, Inc.

                         By:/s/ Feng Zhen Xing

                            Feng Zhen Xing

                            Chief Executive Officer and Chief Financial Officer