Form 10QSB
period 2007-09-30
CHINA SXAN BIOTECH, INC.
filed 2007-11-19
CIK 1081944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 1-17953

---------------

CHINA SXAN BIOTECH, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	95-4755369
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o American Union Securities
100 Wall St. 15th Floor New York, NY                 10005
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-232-0120

           Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

           Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

           The number of shares of Common Stock of the Registrant, par value $.001 per Share, outstanding at September 30, 2007 was 1,895,513.

           Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|.

CHINA SXAN BIOTECH, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Page
Part I - Condensed Financial Information	1

Item 1 - Condensed Financial Statements	1

Consolidated Condensed Balance Sheet as of September 30, 2007 (unaudited)	1

Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended September 30, 2007 and September 30, 2006 (unaudited)	2

Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2007 and September 30, 2006 (unaudited)	3

Notes to the Consolidated Condensed Financial Statements (unaudited)	4

Item 2 - Management's Discussion and Analysis or Plan of Operation	7

Item 3 - Controls and Procedures	12

Part II - Other Information	13

Item 2 - Other Information	13

Item 6 - Exhibits	14

Signature Page	14

CHINA SXAN BIOTECH INC.

(Formerly Advance Technologies Inc.)

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 314,316
Accounts receivable, net of allowance of $8,322	1,661,100
Other receivables, net	773,496
Inventory	1,626,786
Advances to suppliers	1,904,683
Prepaid expenses	385

Total Current Assets	6,280,766

PROPERTY AND EQUIPMENT, NET	792,630

OTHER ASSETS
Intangible assets, net	4,210,335

Total Assets	$11,283,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 720,432
Income taxes payable	854,656
Due to stockholders	284,069
Total Current Liabilities	1,859,157

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011
Series B convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 100,000 shares issued and
outstanding, respectively	100
Common stock, $0.001 par value, 100,000,000 shares authorized
1,895,513 shares issued and outstanding	1,895
Additional paid-in capital	4,501,044
Retained earnings	3,965,118
Statutory reserve	378,782
Accumulated other comprehensive income	550,624
Total Stockholders’ Equity	9,424,574

Total Liabilities and Stockholders’ Equity	$11,283,731

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(Formerly Advance Technologies Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006

REVENUE	$ 1,366,058	$ 34,156

COST OF GOODS SOLD	400,239	90,315

GROSS PROFIT	965,819	(56,159)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	258,579	48,203

INCOME FROM OPERATIONS	707,240	(104,362)

OTHER INCOME	4,501	114

INCOME BEFORE PROVISION FOR INCOME TAX	711,741	(104,248)

PROVISION FOR INCOME TAX	106,761	-

NET INCOME (LOSS)	604,980	(104,248)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	132,516	63,609

COMPREHENSIVE INCOME	$ 737,496	($ 40,639)

NET INCOME PER SHARE: BASIC AND DILUTED	$ .34	($ .13)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	1,785,903	775,056

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(Formerly Advance Technolgies Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$ 604,980	($ 104,248)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	56,660	51,384
Amortization	21,630	20,561
Bad debt expense	1,549	-
Changes in assets and liabilities:
Accounts receivable	(309,715)	-
Other receivables	(164,724)	349,722
Inventory	(273,126)	(1,266,375)
Prepaid expenses	151	177
Accounts payable and accrued expenses	260,936	971,623
Income tax payable	106,761	-

Total Adjustments	(299,878)	127,092

Net Cash Provided by Operating Activities	305,102	22,844

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(16,860)

Net Cash Used by Investing Activities	-	(16,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in reverse merger transaction	2,087	-

Net Cash Provided by Financing Activities	2,087	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	2,235	(732)

NET INCREASE IN CASH AND CASH EQUIVALENTS	309,424	5,252

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	2,783

CASH AND CASH EQUIVALENTS - ENDING	$ 314,316	$ 8,035

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(Formerly Advance Technologies Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China SXAN Biotech, Inc. (the “Company,” formerly Advance Technologies, Inc.), a Nevada corporation, was incorporated on June 22, 2006. On July 10, 2007, the Company acquired the outstanding capital stock of American SXAN Biotech, Inc., a Delaware corporation (“American SXAN”). American SXAN is a holding company that on Oct 31, 2006 acquired 100% of the stock of Tieli Xiaoxinganling Forest Breeding Co., Ltd.  (“Tieli Xiaoxingxnling”), a corporation organized under the laws of The People’s Republic of China.  Tieli Xiaoxinganling is engaged in the business of manufacturing and marketing wines and tonics derived from domesticated forest frogs.

The Company was organized under the laws of the State of Delaware under the name PWB Industries, Inc.; the articles of incorporation were issued June 16, 1969. The name was changed to Sun Energy, Inc.  which merged with Sto Med, Inc. on February 22, 1996 and changed its name to Sto Med, Inc.  and domicile to the State of Nevada. Sto Med Inc. changed its name to Advance Technologies, Inc., on August 23, 1997. On September 27, 1999 the Company acquired Seacrest Industries of Nevada, also known as Infrared Systems International.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2007.

NOTE 3 – ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s sales terms allow for payments to be made for up to one year.   Management reviews customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the need for reserves.

NOTE 5 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing.  Management is of the opinion that the reported amounts will be fully collected and therefore, no allowance is deemed necessary.

CHINA SXAN BIOTECH INC.

(Formerly Advance Technologies Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 6 – INVENTORY

Inventory at September 30, 2007 consisted of the following:

Food for frogs	$ 153,831
Food for pigs	65,727
Frogs in process	175,378
Pigs in progress	184,261
Frogs ready for sale	744,808
Packaging supplies	302,781
Total	$1,626,786

NOTE 7 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material, construction and rights to use land.  Such advances are interest-free and unsecured.

Raw material	696,079
Construction	1,067,200
Rights to use land	141,404
Total	$1,904,683

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2007 consisted of the following:

Buildings	$1,298,821
Equipment	47,275
Breeding livestock	1,193
Construction in progress	9,466
$1,356,755
Less: accumulated depreciation	564,125
Total	$ 792,630

Depreciation expense for the three months ended September 30, 2007 and 2006 was $56,660 and $51,384, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Net intangible assets at September 30, 2007 were as follows:

Rights to use land	$4,303,951
Definite life	16,765
4,320,716
Less: accumulated amortization	110,381
Total	$4,210,335

CHINA SXAN BIOTECH INC.

(Formerly Advance Technologies Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 9 – INTANGIBLE ASSETS, NET (continued)

The Company's office and production sites are located in Tieli City and Jiamusi City, Heilongjiang Province, PRC.  The Company leases land per a real estate contract with the government of the People's Republic of China for a period from 2003 through 2057.  Per the People's Republic of China's governmental regulations, the Government owns all land.

The Company has recognized the amounts paid by a shareholder for the acquisition of rights to use land as an intangible asset (“Rights to use land”) and a non-cash capital contribution. The Company is amortizing the asset over a period of fifty (50) years.

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2007 and 2006 amounted to $21,630 and $20,561, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$ 86,520
2009	86,520
2010	86,520
2011	86,520
2012	86,520
2013 and thereafter	3,760,970

Total	$ 4,193,570

NOTE 10 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

NOTE 11 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $-0- and $-0- during the three months ended September 30, 2007 and 2006, respectively.  Cash paid for income taxes was $-0- and $-0- during the three months ended September 30, 2007 and 2006, respectively.

NOTE 12 – RISK FACTORS

The Company's operations are carried out in the PRC.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy.  The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $312,864.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China SXAN Biotech, Inc. is a holding company.  Until July 2007 it was engaged exclusively in the business of developing infrared vision systems for commercial applications.  In July 2007 the Company acquired the capital stock of Tieli XiaoXingAnling Forest Frog Breeding Co., Ltd. (“Tieli XiaoXingAnling”), a corporation organized under the laws of The People’s Republic of China.  In connection with that acquisition, the Company transferred all of the assets relating to the infrared vision systems business to a subsidiary named Infrared Systems International.  Infrared Systems International is now in the process of filing a registration statement that, when declared effective by the Securities and Exchange Commission, will permit the Company to distribute the capital stock of Infrared Systems International to its shareholders.  Thereafter the Company will be exclusively engaged in the business carried on by Tieli XiaoXingAnling.

Tieli XiaoXingAnling was organized in 2003 in the City of Tieli, which is in the Heilongjiang Province in northeast China.  Tieli XiaoXingAnling is engaged in the business of breeding forest frogs, which are also known as snow frogs or winter frogs, since they are traditionally harvested just prior to their winter hibernation in order to maximize the frog’s fat content.  Tieli XiaoXingAnling has obtained patents from the government of China to produce therapeutic wines and tonics from its forest frogs.  Tieli XiaoXingAnling has been marketing its forest frog products since 2004 under the brand “Xiao Xing’an Mountain.”

The desirable portion of the Chinese forest frog, known as “hasma,” is a combination of the frog’s ovaries and surrounding fatty tissues.  Throughout Chinese history, hasma has been used to treat respiratory problems such as coughing, hemoptysis (expectoration of blood), and night sweats attributable to tuberculosis.  Many Chinese residents also believe that forest frog hasma improves immune function, aids in the treatment of neurasthenia, and slows aging.

Today, however, the forest frog is classified as an endangered species in China.  Commercial harvesting of forest frogs in the wild is prohibited by national regulations.  To meet the continuing demand for hasma, therefore, a domestic forest frog breeding industry has developed.  The mission of Tieli XiaoXingAnling is to become the leader in this industry.

Results of Operations

Our level of operations increased dramatically during our 2007 fiscal year, which ended on June 30, 2007.  As we commence fiscal 2008, we are continuing that growth.  In the three month period ended September 30, 2007 our revenue increased to $1,366,058 from the $34,156 in revenue recorded during the three months ended September 30, 2006.  The primary reason for the increase in revenue was the maturity of our inventory.  We commenced forest frog production in 2004.  Forest frogs reach maturity after two years, after which they can be harvested.  So the initial inventory of forest frogs that we accumulated in 2004 and 2005 became available for harvesting in the fall of 2006.

We realized a gross margin of 71% on our sales in the first quarter of fiscal year 2008.  This substantially exceeded the gross margin percentage that we realized in the fiscal year that ended on June 30, 2007.  We do not expect to continue to obtain 71% gross margin.  Instead our gross margins should fall below 60% in coming periods.  The primary causes for the reduction will be:

•

increased prices for grain in China, which have increased our expense for feedstock; and

•

the increasing proportion of our sales attributable to manufactured products, which require more processing than sales of raw hasma.

Our gross margin will continue to dwindle in the next two years as we introduce even more manufactured products into our product offerings.

Our selling, general and administrative expenses increased from $48,203 in the three months ended September 30, 2006 to $258,279 in the three months ended September 30, 2007.  The primary reasons for the increase were

•

increased administrative salaries, as we have developed a staff capable of managing our growing company;

•

increased selling expenses, related to the dramatic increase in our sales volume; and

•

expenses incurred as a result of the merger of Tieli XiaoXingAnling into a U.S. public company.

We expect that in the next two years our selling, general and administrative expense will remain at its current level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

Because we are involved in husbandry, the government of China has allowed us to defer payment of our income taxes until the end of this year.  Therefore we have accrued the income tax expense on our Statement of Operations - $106,761 for the three months ended September 30, 2007 – but recorded the tax as payable on our balance sheet.  We expect to satisfy that payable during the winter.  During the next five years, we will be entitled to a tax abatement by reason of becoming a foreign-owned entity during the current fiscal year.  As a foreign owned entity, Tieli XiaoXingAnling will be entitled to a two year income tax holiday, followed by a 50% income tax reduction for the next three years.

Our operations during the quarter ended September 30, 2007 produced net after tax income of $604,980.  In comparison, we incurred a loss in the first quarter of fiscal 2007, due to the low level of sales at that time.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the thee months ended September 30, 2007 the unrealized gain on foreign currency translations added $132,516 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily be capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at September 30, 2007 the Company had $4,421,609 in working capital, with only $284,069 in debt.

 During the three months ended September 30, 2007, the operations of Tieli XiaoXingAnling generated $305,102 in cash, despite reporting $604,980 in net income.  This disparity, which was caused by increases in accounts receivable and inventory during the quarter,  is characteristic of the Company’s operations.  Its balance sheet at September 30, 2007 shows that the company is oriented towards near-term growth, as it includes only $314,316 in cash among its assets.  The principal current assets on that date were:

•

$1,904,683 in advances to suppliers – payments made to insure that the feedstocks and other raw materials necessary for production during the 2008 growing season are available;

•

$1,626,786 in inventory – primarily forest frogs; and

•

$773,496 in other receivables – representing loans made to unrelated third parties to secure favourable business relationships.

Tieli XiaoXingAnling has adequate resources to fund its operations for the foreseeable future.  However, its management has budgeted a capital expenditure over the next twelve months of 85 million RMB (approx. $11 million).  Management’s plans include:

•

Development of the Company’s forest property in Heli to house an additional five million forest frogs, thus doubling the company’s production;

•

Acquisition of a liquor factory or medical wine factory with the necessary Good Manufacturing Practices (“GMP”) certification from the government, to enable Tieli XiaoXingAnling to rapidly expand its production of medicinal tonic; and

•

Acquisition of a pharmaceutical factory or healthcare products factory with a GMP certification, to enable Tieli XiaoXingAnling to rapidly initiate production of forest frog derivative products.

Management intends to pursue a variety of sources for the funds required for those capital investments, offering both debt and equity.  At the present time, however, no commitment for funds has been received from any source.

Off-Balance Sheet Arrangements

Neither China SXAN Biotech nor Tieli XiaoXingAnling has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we are expanding the scope of our operations, unexpected factors may hamper our efforts to implement our business plan.

Until recently, all of our business consisted of the sale of hasma – raw forest frog fatty tissues.  We are currently expanding our business operations to include products enriched with hasma, as well as tonics and wines made from hasma.  This expansion will involve us in much broader marketing operations.  It will also entail much more complex production operations.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

The capital investments that we plan for the next two years may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest approximately 85 million RMB in our business during the next two years.  We will raise the funds for that investment primarily by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

Competition could prevent us from achieving a significant market position.

There are currently over 5,000 brands of medicinal tonics being sold in China.  The struggle to gain brand recognition is complicated by the lack of government regulation of health claims.  In order to achieve substantial market presence, we will have to distinguish our brand from all of the others.  In addition, if we are successful in establishing a strong market for our products, other large, well-capitalized nutraceutical companies could be attracted by our success we achieve, and develop similar products.  If a well-capitalized company directed its financial strength toward competition with us, it could achieve economies of scale that might permit it to market its products at lower prices than ours.  If this occurred before we had established a significant market awareness of our brand, we might be unable to compete effectively, and would be unable to achieve profitability.

A recession in China could significantly hinder our growth.

The growing demand for our products has been swelled, in large part, by the recent dramatic improvement in the standard of living in China.  The continued growth of our market will depend on continuation of recent improvements in the Chinese economy and the amount of disposable income available to the Chinese population.  If the Chinese economy were to contract and money became tight, individuals will be less able to pay premium prices for the benefits of forest frog hasma.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

We are subject to the risk of disease and natural disasters.

Our business involves the production of livestock.  We have not developed alternative sources for raw materials.  If our forest frogs or, to a lesser extent, our pigs, become diseased, we could suffer a significant loss of value.  In addition, if our farms are damaged by drought, flood, storm, or the other woes of farming, we will not be able to meet the demand for our products, and are likely to suffer operating losses.  Such events could have both an immediate negative effect on our financial results, as well as a long-term negative effect on our ability to grow our business.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled scientists, geneticists, agricultural manufacturing specialists, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to livestock farming and production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the

State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Tieli XiaoXingAnling generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China SXAN Biotech, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

China SXAN Biotech is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China SXAN Biotech will have no effective means of exercising control over the operations of China SXAN Biotech.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China SXAN Biotech in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China SXAN Biotech is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China SXAN Biotech’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China SXAN Biotech’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China SXAN Biotech’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

On July 10, 2007, in connection with the reverse merger of American SXAN Biotech, Inc. (the parent company of Tieli XiaoXingAnling) into a wholly owned subsidiary of the Company, the Company sold 1,120,457 shares of common stock to Huakang Zhou, who was an affiliate of American SXAN Biotech, for $325,000.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchaser had access to detailed information about the Company derived from his investigation in connection with the merger, and the purchaser was acquiring the shares for his own account.  There were no underwriters.

On July 10, 2007, in connection with the reverse merger of American SXAN Biotech, Inc. into a wholly owned subsidiary of the Company, the Company issued 100,000 shares of Series B Preferred Stock to the previous shareholders of American SXAN Biotech, Inc.  The Series B Preferred Stock is convertible into 17,647,059 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2008.

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date: November 19, 2007

By: /s/ Feng Zhen Xing

       Feng Zhen Xing, Chief Executive Officer

       and Chief Financial Officer

14