Form 10QSB
period 2008-02-15
CHINA SXAN BIOTECH, INC.
filed 2008-02-19
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                         For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                               For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Name of Small Business Issuer in its Charter)

Nevada	95-4755369
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
  incorporation or organization)

100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                    No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 14, 2008:  Common Stock: 19,542,572 shares

Transitional Small Business Disclosure Format (check one):                                     Yes __           No   X

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 & 2006
(UNAUDITED)

Condensed Consolidated Balance Sheet as of  December 31, 2007 (Unaudited) ........................................................................................................................................................................3

Condensed Consolidated Statements of Income for the Six and Three Months
        Ended December 31, 2007 and 2006 (Unaudited) ...4

Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended  December 31, 2007 and 2006 (Unaudited) ...5

Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................................................................................................................................................................6-8

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,336
Accounts receivable, net of allowance of $-0-	5,100
Other receivables, net of allowance of $2,515	500,541
Inventory	5,410,207
Advances to suppliers	1,605,989
Prepaid expenses	385

Total Current Assets	7,594,558

PROPERTY AND EQUIPMENT, NET	756,536

OTHER ASSETS
Intangible assets, net	4,287,496

Total Assets	$12,638,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$671,494
Income taxes payable	928,309
Taxes payable	118,740
Due to stockholders	289,747
Total Current Liabilities	2,008,290

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 shares issued and outstanding	19,543
Additional paid-in capital	4,466,731
Retained earnings	4,901,702
Statutory reserve	378,782
Accumulated other comprehensive income	836,531
Total Stockholders’ Equity	10,630,300

Total Liabilities and Stockholders’ Equity	$12,638,590

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUE	$3,644,824	$3,271,018	$5,010,882	$3,305,174

COST OF GOODS SOLD	1,983,135	1,222,818	2,383,374	1,313,133

GROSS PROFIT	1,661,689	2,048,200	2,627,508	1,992,041

OPERATING EXPENSES
Selling, general and administrative expenses	559,912	270,955	818,492	319,158

INCOME FROM OPERATIONS	1,101,777	1,777,245	1,809,016	1,672,883

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(1,133)	-	(1,133)
Other income (expense), net	89	12,772	4,590	12,886

Total Other Income (Expense)	89	11,639	4,590	11,753

INCOME BEFORE PROVISION FOR
INCOME TAXES	1,101,866	1,788,884	1,813,606	1,684,636

PROVISION FOR INCOME TAXES	165,280	271,470	272,041	271,470

NET INCOME	936,586	1,517,414	1,541,565	1,413,166

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	285,907	97,286	418,423	160,895

COMPREHENSIVE INCOME	$1,222,493	$1,614,700	$1,959,988	$1,574,061

NET INCOME PER SHARE
Basic	$0.09	$1.96	$0.24	$1.82
Diluted	$0.05	$1.96	$0.08	$1.82

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	10,910,858	775,056	6,348,381	775,056
Diluted	20,072,209	775,056	20,072,209	775,056
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,541,565	$1,413,166
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	114,286	102,686
Amortization	43,629	41,089
Bad debt expense	(4,321)	-
Changes in assets and liabilities:
Accounts receivable	1,354,335	(697,269)
Other receivables	118,292	427,304
Inventory	(3,918,049)	(201,480)
Advance to suppliers	342,522	(591,086)
Prepaid expenses	154	455
Accounts payable and accrued expenses	199,597	25,154
Income tax payable	156,341	271,431
Taxes payable	115,700	-

Total Adjustments	(1,477,514)	(621,716)

Net Cash Provided by Operating Activities	64,051	791,450

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(566)	(1,086,613)

Net Cash Used by Investing Activities	(566)	(1,086,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	299,805
Proceeds from shareholders’ loans		95,599
Cash acquired in reverse merger transaction	2,087	-

Net Cash Provided by Financing Activities	2,087	395,404

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	1,872	1,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,444	101,695

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	2,783

CASH AND CASH EQUIVALENTS - ENDING	$72,336	$104,478
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China SXAN Biotech, Inc. (the “Company”, formerly Advance Technologies, Inc.), a Nevada corporation, was incorporated on June 16, 1969. On July 10, 2007, the Company acquired the outstanding capital stock of American SXAN Biotech, Inc., a Delaware corporation (“American SXAN”). American SXAN is a holding company that on Oct 31, 2006 acquired 100% of the stock of Tieli Xiaoxinganling Forest Breeding Co., Ltd.  (“Tieli Xiaoxinganling”), a corporation organized under the laws of The People’s Republic of China.  Tieli Xiaoxinganling is engaged in the business of manufacturing and marketing wines and tonics derived from domesticated forest frogs.

"The Company" was organized under the laws of the State of Delaware under the name PWB Industries, Inc.; the articles of incorporation were issued June 16, 1969. The name was changed to Sun Energy, Inc., which merged with Sto Med, Inc. on February 22, 1996 and changed its name to Sto Med, Inc. and domicile to the State of Nevada. Sto Med Inc. changed its name to Advance Technologies, Inc. on August 23, 1997. On September 27, 1999 the Company acquired Seacrest Industries of Nevada, also known as Infrared Systems International. On September 4, 2007 the name of the Company was changed to China SXAN Biotech, Inc.

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

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 5 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing. The allowance for doubtful accounts amounted to $2,515 at December 31, 2007.

NOTE 6 – INVENTORY

Inventory at December 31, 2007 consisted of the following:

Frog oil	$3,662,920
Food for pigs	53,766
Frogs in process	259,553
Pigs in progress	200,275
Frog oil ready for sale	941,026
Packaging supplies	292,667
Total	$5,410,207

NOTE 7 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material and payments towards construction in progress. Such advances are interest-free and unsecured.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2007 consisted of the following:

Buildings	$1,333,191
Equipment	50,807
Breeding livestock	1,226
Construction in progress	9,728
$1,394,952
Less: accumulated depreciation	638,416
Total	$756,536

     Depreciation expense for the six months ended December 31, 2007 and 2006 was $114,286 and $102,686, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Net intangible assets at December 31, 2007 consisted of the following:

Rights to use land	$4,423,326
Less: accumulated amortization	135,830
Total	$4,287,496

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

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

Amortization expense for the Company’s intangible assets for the six months ended December 31, 2007 and 2006 amounted to $43,629 and $41,089, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$87,258
2009	87,258
2010	87,258
2011	87,258
2012	87,258
2013 and thereafter	3,867,971

Total	$4,304,261

NOTE 10 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

NOTE 11 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $-0- and $-0-, during the six months ended December 31, 2007 and 2006, respectively. Cash paid for income taxes was $-0- and $-0-, during the six months ended December 31, 2007 and 2006, respectively.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $72,336.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China SXAN Biotech, Inc. is a holding company.  Until July 2007 it was engaged exclusively in the business of developing infrared vision systems for commercial applications.  In July 2007 the Company acquired the capital stock of Tieli XiaoXingAnling Forest Frog Breeding Co., Ltd. (“Tieli XiaoXingAnling”), a corporation organized under the laws of The People’s Republic of China.  In connection with that acquisition, the Company transferred all of the assets relating to the infrared vision systems business to a subsidiary named Infrared Systems International.  Infrared Systems International has filed a registration statement that, when declared effective by the Securities and Exchange Commission, will permit the Company to distribute the capital stock of Infrared Systems International to its shareholders.  Thereafter the Company will be exclusively engaged in the business carried on by Tieli XiaoXingAnling.

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

        Results of Operations

Our level of operations increased dramatically during our 2007 fiscal year, which ended on June 30, 2007.  Through the first six months of fiscal 2008, we have continuing that growth, albeit at a slower pace.  In the six month period ended December 31, 2007 our revenue reached $5,010,882, a 52% increase from the $3,305,174 in revenue recorded during the six months ended December 31, 2006.  During the three months ended December 31, 2007 our revenue increased by only 12%, however, from $3,271,018 to $3,664,824.  The primary reason that our revenue growth in the first quarter of fiscal 2007 exceeded our growth in the second quarter was the maturity schedule of our inventory.  We commenced forest frog production in 2004.  Forest frogs reach maturity after two years, after which they can be harvested.  So the initial inventory of forest frogs that we accumulated in 2004 and 2005 became available for harvesting in the fall of 2006.  We achieved our first significant revenue in that period – the second quarter of fiscal 2007 – and are now building on that base.  We expect growth in future quarters to approximate the level achieved in the second fiscal quarter of 2007, until we obtain the funds needed to substantially expand our marketing and production.

We realized a gross margin of 52% on our sales in the first six months of fiscal year 2008 and 46% on our sales in the quarter ended December 31, 2007.  This margin ratio fell below the 63% margin that we achieved in the quarter ended December 31, 2006.  The primary causes for the reduction were:

•	increased prices for grain in China, which have increased our expense for feedstock; and
•	the increasing proportion of our sales attributable to manufactured products, which require more processing than sales of raw hasma.

Our gross margin will continue to dwindle in the next two years as we introduce even more manufactured products into our product offerings.

Our selling, general and administrative expenses increased from $270,955 in the three months ended December 31, 2006 to $559,912 in the three months ended December 31, 2007, and from $319,158 in the six months ended December 31, 2006 to $818,492 in the six months ended December 31, 2007.  The primary reasons for the increase were

•	increased administrative salaries, as we have developed a staff capable of managing our growing company;
•	increased selling expenses, related to the increase in our sales volume; and
•	expenses incurred as a result of the merger of Tieli XiaoXingAnling into a U.S. public company.

We expect that in the next two years our selling, general and administrative expense will remain at its current level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

Because we are involved in husbandry, the government of China has allowed us to defer payment of our income taxes until the end of this year.  Therefore we have accrued the income tax expense on our Statement of Operations - $165,280 for the three months ended December 31, 2007 and $272,041 for the six months ended December 31, 2007 – but recorded the tax as payable on our balance sheet.  We expect to satisfy that payable during the winter.  During the next five years, we will be entitled to a tax abatement by reason of becoming a foreign-owned entity during the current fiscal year.  As a foreign owned entity, Tieli XiaoXingAnling will be entitled to a two year income tax holiday, followed by a 50% income tax reduction for the next three years.

Our operations during the quarter ended December 31, 2007 produced net after tax income of $936,586, and net after tax income of $1,541,565 for the six months ended December 31, 2007. While the six month net income represented a modest (9%) increase over the first six months of fiscal 2007, our net income for the second quarter of fiscal 2008 was 38% lower than our net income for the second quarter of fiscal 2007.  The primary reasons for the reduction in our earnings ratio were the reduction in gross margin and increase in selling, general and administrative expenses discussed earlier.  We expect that our earnings-to-revenue ratio in the future will be closer to that realized in recent periods that that realized in fiscal 2007.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended December 31, 2007 the unrealized gain on foreign currency translations added $285,907 to our accumulated other comprehensive income.  $418,423 was added to our equity by unrealized gains on foreign currency translations during the first six months of fiscal 2008.

            Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at December 31, 2007 the Company had $5,586,268 in working capital, with only $289,747 in debt.

 During the six months ended December 31, 2007, the operations of Tieli XiaoXingAnling generated $64,051 in cash, despite reporting $1,541,565 in net income.  This disparity, which was caused by a large increase in inventory during the period, is characteristic of the Company’s operations.  Its balance sheet at December 31, 2007 shows that the company is oriented towards near-term growth, as it includes only $72,336 in cash among its $7,594,558 in current assets.  The principal current assets on that date were:

•	$342,522 in advances to suppliers – payments made to insure that the feedstocks and other raw materials necessary for production during the 2008 growing season are available;
•	$3,918,049 in inventory – primarily forest frogs; and
•	$118,292 in other receivables – representing loans made to unrelated third parties to secure favourable business relationships.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China SXAN Biotech in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China SXAN Biotech is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China SXAN Biotech’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China SXAN Biotech’s second fiscal quarter that has materially affected or is reasonably likely to materially affect China SXAN Biotech’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2008.

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.                  Exhibits

31	Rule 13a-14(a) Certification
      32              Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date: February 19, 2008	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer