Form 10-Q
period 2007-12-31
CHINA SXAN BIOTECH, INC.
filed 2008-05-21
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                       For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Name of Small Business Issuer in its Charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
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

May 20, 2008:  Common Stock: 19,542,572 shares

Transitional Small Business Disclosure Format (check one):    Yes            No   X

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

FINANCIAL STATEMENTS

Consolidated Balance Sheet ...1

Consolidated Statements of Operations and Comprehensive Income ...2

Consolidated Statements of Cash Flows ...3

Notes to Consolidated Financial Statements ...4

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2008

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$265,414
Accounts receivable, net of allowance of $-0-	5,100
Other receivables, net of allowance of $2,653	527,981
Inventory	5,685,278
Advances to suppliers	1,672,616
Prepaid expenses	385

Total Current Assets	8,156,774

PROPERTY AND EQUIPMENT, NET	732,111

OTHER ASSETS
Intangible assets, net	4,442,432

Total Assets	$13,331,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$686,836
Income taxes payable	993,104
Taxes payable	123,677
Due to stockholders	298,495
Total Current Liabilities	2,102,112

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 shares issued and outstanding	19,543
Additional paid-in capital	4,466,731
Retained earnings	5,066,380
Statutory reserve	378,782
Accumulated other comprehensive income	1,270,758
Total Stockholders’ Equity	11,229,205

Total Liabilities and Stockholders’ Equity	$13,331,317

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUE	$1,015,156	$667,447	$6,026,038	$3,972,621

COST OF GOODS SOLD	600,028	292,398	2,983,402	1,605,531

GROSS PROFIT	415,128	375,049	3,042,636	2,367,090

OPERATING EXPENSES
Selling, general and administrative expenses	221,189	95,608	1,039,681	414,766

INCOME FROM OPERATIONS	193,939	279,441	2,002,955	1,952,324

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(910)	-	(2,043)
Other income (expense), net	(201)	393	4,389	13,279

Total Other Income (Expense)	(201)	(517)	4,389	11,236

INCOME BEFORE PROVISION FOR
INCOME TAXES	193,738	278,924	2,007,344	1,963,560

PROVISION FOR INCOME TAXES	29,060	41,972	301,102	313,442

NET INCOME	164,678	236,952	1,706,242	1,650,118

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	434,226	92,704	853,649	253,599

COMPREHENSIVE INCOME	$598,904	$329,656	$2,559,891	$1,903,717

NET INCOME PER SHARE
Basic	$0.02	$0.31	$0.27	$2.13
Diluted	$0.01	$0.31	$0.09	$2.13

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	10,910,858	775,056	6,348,381	775,056
Diluted	20,072,209	775,056	20,072,209	775,056

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,706,242	$1,650,118
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	174,113	137,872
Amortization	66,447	61,731
Bad debt expense	(4,355)	-
Changes in assets and liabilities:
Accounts receivable	1,375,118	(97,535)
Other receivables	113,703	(191,691)
Inventory	(4,025,800)	(365,589)
Advance to suppliers	347,914	(1,952,048)
Prepaid expenses	156	458
Accounts payable and accrued expenses	195,961	40,591
Income tax payable	183,626	313,402
Other payables	117,478	97,991

Total Adjustments	(1,455,639)	(1,954,818)

Net Cash Provided by Operating Activities	250,603	(304,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,594)	(84,364)

Net Cash Used by Investing Activities	(5,594)	(84,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	301,797
Proceeds from shareholders’ loans		89,860
Cash acquired in reverse merger transaction	2,087	-

Net Cash Provided by Financing Activities	2,087	391,657

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	13,426	190
		-
NET INCREASE IN CASH AND CASH EQUIVALENTS	260,522	2,783

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	2,783

CASH AND CASH EQUIVALENTS - ENDING	$265,414	$5,566

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007
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

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 5 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing. The allowance for doubtful accounts amounted to $2,653 at March 31, 2008.

NOTE 6 – INVENTORY

Inventory at March 31, 2008 consisted of the following:

Frog oil	$4,348,994
Food for pigs	59,796
Frogs in process	335,916
Pigs in progress	188,579
Frog oil ready for sale	452,525
Packaging supplies	299,468
Total	$5,685,278

NOTE 7 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material and payments towards construction in progress. Such advances are interest-free and unsecured.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2008 consisted of the following:

Buildings	$1,390,857
Equipment	52,515
Breeding livestock	4,703
Construction in progress	10,133
$1,458,208
Less: accumulated depreciation	726,097
Total	$732,111

Depreciation expense for the nine months ended March 31, 2008 and 2007 was $174,113 and $137,872, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Net intangible assets at March 31, 2008 consisted of the following:

Rights to use land	$4,607,228
Less: accumulated amortization	164,796
Total	$4,442,432

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 9 ?C INTANGIBLE ASSETS, NET (continued)

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

Amortization expense for the Company’s intangible assets for the nine months ended March 31, 2008 and 2007 amounted to $66,447 and $61,731, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$88,596
2009	88,596
2010	88,596
2011	88,596
2012	88,596
2013 and thereafter	3,977,303

Total	$4,420,283

NOTE 10 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

NOTE 11 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $-0- and $2,043, during the nine months ended March 31, 2008 and 2007, respectively. Cash paid for income taxes was $-0- and $-0-, during the nine months ended March 31, 2008 and 2007, respectively.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $265,414.

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

Results of Operations

Our level of operations increased dramatically during our 2007 fiscal year, which ended on June 30, 2007.  Through the first nine months of fiscal 2008, we have continuing that growth, albeit at a slower pace.  In the nine month period ended March 31, 2008 our revenue reached $6,026,038, a 52% increase from the $3,972,621 in revenue recorded during the nine months ended March 31, 2007.  Similarly, during the three months ended March 31, 2008 our revenue increased by 52%, from $667,447 to $1,015,156, although revenue in the three months ended March 31, 2008 represented only 17% of revenue for the full nine month period ended March 31, 2008.  The primary reason that our revenue in the first quarter of fiscal 2008 exceeded our revenue in the second and third quarters was the maturity schedule of our inventory.  We commenced forest frog production in 2004.  Forest frogs reach maturity after two years, after which they can be harvested.  So the initial inventory of forest frogs that we accumulated in 2004 and 2005 became available for harvesting in the fall of 2006 and spring of 2007.  We processed that inventory and took it to market, achieving initial revenues in the second quarter of fiscal 2007, but with sales peaking in the summer of 2007.  As we have liquidated our inventory, sales have waned.  Because we continued to hold an inventory of $5,685,278 at March 31, 2008, we expect our near term operations to approximate the levels achieved in recent quarters, until we obtain the funds needed to substantially expand our marketing and production.

We realized a gross margin of 50% on our sales in the first nine months of fiscal year 2008 and 41% on our sales in the quarter ended March 31, 2008.  This margin ratio fell below the 60% margin that we achieved in the nine months ended March 31, 2007.  The primary causes for the reduction were:

•	increased prices for grain in China, which have increased our expense for feedstock; and
•	the increasing proportion of our sales attributable to manufactured products, which require more processing than sales of raw hasma.

Our gross margin will continue to dwindle in the next two years as we introduce even more manufactured products into our product offerings.

Our selling, general and administrative expenses increased from $95,608 in the three months ended March 31, 2007 to $221,189 in the three months ended March 31, 2008, and from $414,766 in the nine months ended March, 31, 2007 to $1,039,681 in the nine months ended March 31, 2008.  The primary reasons for the increase were

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

Because we are involved in husbandry, the government of China has allowed us to defer payment of our income taxes until the end of this year.  Therefore we have accrued the income tax expense on our Statement of Operations - $29,060 for the three months ended March 31, 2008 and $301,102 for the nine months ended March 31, 2008 – but recorded the tax as payable on our balance sheet.  We expect to satisfy that payable during the winter.  During the next five years, we will be entitled to a tax abatement by reason of becoming a foreign-owned entity during the current fiscal year.  As a foreign owned entity, Tieli XiaoXingAnling will be entitled to a two year income tax holiday, followed by a 50% income tax reduction for the next three years.

Our operations during the quarter ended March 31, 2008 produced net after tax income of $164,687, and net after tax income of $1,706,242 for the nine months ended March 31, 2008. While the nine month net income represented a modest (3%) increase over the first nine months of fiscal 2007, our net income for the third quarter of fiscal 2008 was 31% lower than our net income for the third quarter of fiscal 2007.  The primary reasons for the reduction in our earnings ratio were the reduction in gross margin and increase in selling, general and administrative expenses discussed earlier.  We expect that our earnings-to-revenue ratio in the future will be closer to that realized in recent periods that that realized in fiscal 2007.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2008 the unrealized gain on foreign currency translations added $434,226 to our accumulated other comprehensive income.  $853,649 was added to our equity by unrealized gains on foreign currency translations during the first nine months of fiscal 2008.

           Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at March 31, 2008 the Company had $6,054,662 in working capital, with only $298,495 in debt.

 During the nine months ended March 31, 2008, the operations of Tieli XiaoXingAnling generated $250,603 in cash, despite reporting $1,706,242 in net income.  This disparity, which was caused by a large increase in inventory during the period, is characteristic of the Company’s operations.  Its balance sheet at March 31, 2008 shows that the company is oriented towards near-term growth, as it includes only $265,414 in cash among its $8,156,774 in current assets.  The principal current assets on that date were:

•	$1,672,616 in advances to suppliers – payments made to insure that the feedstocks and other raw materials necessary for production during the 2008 growing season are available;
•	$5,685,278 in inventory – primarily forest frog hasma; and
•	$527,981 in other receivables – representing loans made to unrelated third parties to secure favourable business relationships.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China SXAN Biotech in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China SXAN Biotech is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China SXAN Biotech’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China SXAN Biotech’s third fiscal quarter that has materially affected or is reasonably likely to materially affect China SXAN Biotech’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2008.

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

CHINA SXAN BIOTECH, INC.

Date: May 21, 2008	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer