Form 10-K
period 2008-06-30
CHINA SXAN BIOTECH, INC.
filed 2008-11-14
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                              For the year period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Exact name of registrant as specified in its Charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Indicate whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.         Yes X              No __

Indicate whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __            No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 14, 2008:  Common Stock: 19,542,572 shares

Transitional Small Business Disclosure Format (check one):    Yes            No   X

Transitional Small Business Disclosure Format:	Yes____	No X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Sxan Biotech.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

ITEM 1.  BUSINESS

American SXAN Biotech, Inc.

American SXAN Biotech, Inc. was organized under the laws of the State of Delaware in 2006.  It never initiated any business activity.  In October 2006 American SXAN acquired 100% of the registered capital stock of Tieli XiaoXingAnling in exchange for equity in American SXAN.  Those shares represent the only asset of American SXAN.

Tieli XiaoXingAnling Forest Frog Breeding Co., Ltd.

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

Products

In its first two years of operations, Tieli XiaoXingAnling concentrated on the breeding of forest frogs and sale of hasma.  However, the forest frog harvesting season lasts only two months – October and November.  Our concentration, therefore, led to extremely cyclical cash flow.  To alleviate that situation, in 2006 we began to market products enriched with forest frog hasma.  This will provide us a more even level of business operations through the year.

Our product lines currently consist of:

Forest frog hasma.  We choose the highest grade of our forest frog hasma, package it carefully, and sell it directly to food markets.  We currently offer a 75 gram case for 735 RMB (approx. $92).

Forest frog sanitarium liquor.  There is a long tradition in China of “medicated wine,” including wine designed to provide the health benefits of forest frogs.  Recently, however, forest frog wine was often produced by soaking forest frog meat in liquor – a process that provides none of the health benefits of the forest frog.  With the cooperation of the Tieli City Forest Frog Research Institute, we have obtained a national patent covering an effective method of producing forest frog liquor.  Our technology involves extracting the beneficial elements from the hasma, then dissolving them in fine sorghum liquor.  We offer a 240 gram bottle of our liquor for 88 RMB (approx. $12).

Pigs.  In order to produce the maggots that are an essential part of the forest frog diet, we built a hogpen.  It now houses 3,000 pigs.  Marketing of the mature pigs contributes to our revenues.

Production

Our operations are located on a plantation in the XiaoXing ‘an Mountain district, the location of the majority of China’s commercial forest frog production.  Tieli XiaoXingAnling has farming rights to a semi-wild area of 360,000 m2, from which we harvest forest frogs under a permit from the Province of Heilongjiang.  In addition, we have ownership rights to a parcel of 145,000 m2, on which we have located the following facilities:

●    111 open pens, covering 50,000 m2;
●    solar greenhouse (6,000 m2);
●    maggot breeding workshop (1,500 m2);
●    tenebrio Molitor Worm breeding workshop (400 m2);
●    frog oil production line (800 m2);
●    frog liquor production line; and
●    associated farm facilities (e.g. water purification plant, winter pool, storage, etc.)

Within the Tieli facility, we currently hold the following livestock:

●    1.5 million two year old forest frogs;
●    4.5 million one year old forest frogs; and
●    3,000 pigs.

                With that livestock, we are able to produce 2.5 tons of hasma each year.  We also produce a quantity of pork products every year, although pork production is not essential to our business plan.  Our primary purpose in owning pigs is to utilize pig manure and pig blood for the production of maggots, which are one of the two primary feedstocks for forest frogs.

In addition to our Tieli plantation, we have also obtained a 40 year land use permit on a 5000 mu (@ 8,240 acres) parcel of forest land in Heli, which is approximately 250 km from Tieli.  If we can obtain the necessary funds, we plan to develop a 5 million frog facility on the Heli property in 2008, in order to double our production capacity.

The diet of forest frogs consists primarily of maggots and of Tenebrio Molitor worms.  Currently we are able to satisfy our requirements for maggots internally, using the resources of our pig farm.  To grow the maggots we combine our internal supply of pig manure with an industrial powder, wheat bran, pig blood, and other feeds.  The diet of Tenebrio Molitor worms consists primarily of wheat bran plus other feeds.  We have several ready sources for all of the feedstocks that we require for our production activities.

Marketing

Tieli XiaoXingAnling markets its products primarily through three regional distribution centers: one in each of Guangzhou, Beijing and Shanghai.  In addition, Tielo XiaoXingAnling has given two retailers franchises to market the Xiao Xing’an Mountain products: Hongye (Shanghai) Company and Minjia (Xiamen) Company.

We currently have no backlog of firm orders for our products.  Instead we sell out products directly from our inventory.

Intellectual Property

Our research and development department maintains a close association with the Tieli Forest Frog Research Institute, as well as with the Wildlife Resource College of Dongbei Forestry University. In this manner we strive to remain at the forefront of forest frog breeding technology.  Over the years, our research team has made significant discoveries regarding incubation techniques, gestation of tadpoles and hibernation.  We have also made progress in the treatment of various forest frog diseases.

To date our research and development efforts have resulted in three national patents, covering the following inventions:

●    Chinese forest frog sanitarium liquor

●    a nutrient solution of forest frog amino acids

●    a moisturizing lotion for facial care derived from forest frogs.

               Within the next two years we intend to add to our product lines a number of products incorporating forest frog derivatives into manufactured products.  Our research and development team is currently working on the following products:

●    Beverages combining forest frog hasma with milk, honey and mineral water;

●    Calcium tablets made from forest frog bones;

●    Chewable tables combining vitamins with nutrients derived from the forest frog; and

●    Moisturizing lotion derived from forest frog hasma and other materials.

Dongbei Forestry University has a national patent for its “Snow Frog soft capsule” that it markets under the brand “NALV.”  Our cooperative agreement with the University provides us the right to market that product.

Employees

Tieli XiaoXingAnling currently employs 40 individuals.  Six of our employees are involved with administration and marketing.  The remainder is involved in forest frog breeding, including research and development.  None of our employees is a member of a collective bargaining unit.

ITEM 2.  PROPERTIES

                 Property and equipment are stated at cost and depreciation is provided using the straight-line method, less a base salvage value of 4% of the asset’s stated cost, over 5 and 10 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.  If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.  Fair value is based upon current and anticipated future undiscounted cash flows.  Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists for the year ended June 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “CSXB.OB.”  Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.

	Bid
Quarter Ending	High	Low
September 30, 2006	$0.03	$0.03
December 31, 2006	$0.04	$0.03
March 31, 2007	$0.07	$0.05
June 30, 2007	$0.05	$0.02

September 30, 2007	$0.57	$0.24
December 31, 2007	$1.10	$1.10
March 31, 2008	$0.40	$0.40
June 30, 2008	$0.15	$0.15

(b) Shareholders

Our shareholders list contains the names of 199 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

None.

Item 6	Management’s Discussion and Analysis

Results of Operations

For the year ended June 30, 2008, our revenue reached $12,587,579, a 127% increase from the $5,535,608 in revenue recorded during the year ended June 30, 2007. Similarly, during the three months ended June 30, 2008 our revenue increased by 97%, from $3,328,112 to $6,561,541, our revenue in the three months ended June 30, 2008 represented 52% of revenue for the full fiscal year ended June. 2008. We commenced forest frog production in 2004.  Forest frogs reach maturity after two years, after which they can be harvested.  So the initial inventory of forest frogs that we accumulated in 2004 and 2005 became available for harvesting in the fall of 2006 and spring of 2007. Because we continued to hold an inventory of $2,076,016 at June 30, 2008, we expect our near term operations to approximate the levels achieved in recent period, until we obtain the funds needed to substantially expand our marketing and production.

We realized a gross margin of 37% on our sales in the fiscal year of 2008 and 26% on our sales in the quarter ended June 30, 2008.  This margin ratio fell below the 60% margin that we achieved in the fiscal year of 2007.  The primary causes for the reduction were:

•	increased prices for grain in China, which have increased our expense for feedstock; and
•	the increasing proportion of our sales attributable to manufactured products, which require more processing than sales of raw hasma.

Our gross margin will continue to dwindle in the next two years as we introduce even more manufactured products into our product offerings.

Our selling, general and administrative expenses increased from $510,288 for the fiscal year of 2007 to $1,455,800 for the fiscal year of 2008, and from $95,522 in the three months ended June 30, 2008 to $416,119 in the three months ended June 31, 2008.  The primary reasons for the increase were

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

Because we are involved in husbandry, the government of China has allowed us to defer payment of our income taxes until the end of this year.  Therefore we have accrued the income tax expense on our Statement of Operations - $495,783 for the fiscal year of 2008 and $434,007 for the fiscal year of 2007 – but recorded the tax as payable on our balance sheet.  We expect to satisfy that payable during the winter.  During the next five years, we will be entitled to a tax abatement by reason of becoming a foreign-owned entity during the current fiscal year.  As a foreign owned entity, Tieli XiaoXingAnling will be entitled to a two year income tax holiday, followed by a 50% income tax reduction for the next three years.

                Our net income of fiscal year 2008 is $2,809,436, and the net income for the three months ended June 30 2008 is $383,194.. While the net income represented a increase of 16% over the fiscal 2007. The primary reasons for the reduction in our earnings ratio were the reduction in gross margin and increase in selling, general and administrative expenses discussed earlier.

                Liquidity and Capital Resources

                Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at March 31, 2008 the Company had $7,408,847 in working capital.

                During the fiscal year ended June 30, 2008, the operations of Tieli XiaoXingAnling generated $124,782 in cash. This was caused by a large increase in inventory during the year. It reflects the characteristic of the Company’s operations.

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

The national, provincial and local governments in the People?痵 Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to livestock farming and production may increase the cost of our operations, which would adversely affect our profitability.

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

Tieli XiaoXingAnling generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Advance Technologies, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in China.  None of our employees has substantial experience or familiarity with U.S accounting principles.  The lack of personnel in our China office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors has arranged to replace current management as soon as this Annual Report is filed.  Currently, the officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Feng Zhenxing	56	Chairman, Chief Executive Officer, Chief Financial Officer	2007
Feng Guowu	47	Director, Secretary	2007

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Feng Zhen Xing has been employed as General Manager of Tieli XiaoXingAnling since 2001.  Mr. Feng has been engaged throughout his career in developing breeding techniques for forest frogs.  He is currently a member of the Frog Professional Committee of the China Wildlife Protection Association.  In 1982 Mr. Feng received an Associates Degree in Water Affairs from the Heilongjiang Provincial Water Affairs College.

Feng Guo Wu has been employed since 2006 as Chairman and President of XiaoXingAnling Biotech Co., Ltd., which is engaged in breeding forest frogs and processing frog-based products.  From 2003 to 2006 Mr. Feng was Chairman and President of Yili City XiaoXingAnling, which also specializes in breeding forest frogs and processing their products.  During this same period, 2003 to the present, Mr. Feng has also served as Chairman of Jiamusi Pig Breeding Co., Ltd., which is engaged in developing pig breeding technologies.  From 2000 to 2003 Mr. Feng was the Director-General of the Jiamusi City Unemployment Insurance Bureau, an agency of the municipal government.  For the past four years Mr. Feng has served as Vice Chairman of the Heilongjiang Province Labor Association, a quasi-governmental organization involved in labor coordination.  In 1974 Mr. Feng was awarded and Associates Degree in Aviation by the No. 7 Aviation Institute of the People’s Liberation Army Air Force.  Mr. Feng is 46 years old.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the small size of the Board.  The Board of Directors does not contain an audit committee financial expert, again due to the small size of the Board.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2007.

Item 10.  Executive Compensation

               The table below itemizes the compensation paid to Feng Zhen Xing and Feng Guo Wu by Tieli XiaoXingAnling for services during the current and past two years.  There was no officer of Tieli XiaoXingAnling whose salary and bonus for services rendered during the year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Zhenxing	2008	$12,820
	2007	$12,820
	2006	$6,250

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Guowu	2008	$12,820
	2007	$12,820
	2006	$6,250

Item 11.  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are 19,542,572 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Feng Zhenxing
Feng Guowu
All officers and directors (3 persons)

(1) Except as otherwise noted, the address of each shareholder is 648 Weihai Road, Changchun, Jilin Province, P.R. China.
           (2)    Except as otherwise noted, all shares are owned of record and beneficially.
(3) Represents shares held of record by Warner Technology & Investment Corp., of which Mr. Zhou is the President and controlling shareholder.

Item 12.  Certain Relationships and Related Transactions

                 Neither Mr. Feng Zhenxing nor Mr. Feng Guowu has engaged in any transaction with the Company past fiscal year or the current fiscal year that had a transaction value in excess of $60,000.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - June 30, 2008

Consolidated Statements of Operation – Years ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a.	Articles of Incorporation, and 1989 amendment. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-a(1)
Amendment to Articles of Incorporation dated March 4, 1991, March 22, 1994, and November 18, 1994. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

3-b.	By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

21	Subsidiaries

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

                China Sxan Biotech, Inc.(the “Company”) engaged Patrizio & Zhao, LLC to serve as its independent registered public accountant in November 2007.

Audit Fees

                Patrizio & Zhao, LLC billed $50,000.00 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in the 10-QSB filings for the second and third quarters of fiscal 2008.

                Audit-Related Fees

                Patrizio & Zhao, LLC billed $ -0- to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2008 audit or review of the quarterly financial statements.

                Tax Fees

                Patrizio & Zhao, LLC billed $ -0- to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

                All Other Fees

                Patrizio & Zhao, LLC billed $ -0-  to the Company in fiscal 2008  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Patrizio & Zhao, LLC.

China Sxan Biotech Inc. and Subsidiary

Consolidated Financial Statements

June 30, 2008 and 2007

Page

F - 2	Report of Independent Registered Public Accounting Firm	F-1

F - 3	Consolidated Balance Sheet as of June 30, 2008	F-2

F - 4	Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007	F-3

F - 5	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2008 and 2007	F-4

F - 6	Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007	F-5

F - 7 to F - 14	Notes to Condensed Financial Statement	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Sxan Biotech Inc.:

We have audited the accompanying consolidated balance sheets of China Sxan Biotech Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Sxan Biotech Inc. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and comprehensive income and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
November 14, 2008

Consolidated Balance Sheets
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$23,203	$4,892
Accounts receivable, net of allowance of $-0- and$6,666	-	1,326,481
Inventory	2,076,016	1,332,469
Other receivables	1,163,836	678,344
Advances to suppliers	5,884,877	1,877,554
Prepaid expenses	385	151
Total current assets:	9,148,335	5,219,891

Property and equipment, net:	695,163	837,047

Other assets:
Intangible assets, net	4,515,047	4,155,315

Total assets:	$14,358,545	$10,212,253

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$249,212	$425,875
Income taxes payable	1,216,130	736,496
Due from shareholders	79,350	225,474
Other tax payable	126,362	-
Other payables	68,435	-
Total current liabilities:	1,739,488	1,387,848

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued
and outstanding, respectively	27,001	27,001
Common stocks, $0.001 par value, 100,000,000 shares
authorized, 19,542,572 issued and outstanding	19,543	19,543
Additional paid-in capital	4,466,731	4,620,826
Retained earnings	6,169,574	3,360,137
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	1,139,307	418,109
Total stockholders’ equity:	12,619,057	8,824,409

Total Liabilities and Stockholders' Equity:	$14,358,545	$10,212,253

Consolidated Statements of Operations and Comprehensive Income (Loss)

	2008	2007

Revenue:	$12,587,579	$5,535,608

Cost of goods sold:	7,830,672	2,207,496

Gross profit:	4,756,907	3,328,112

Selling, general and administrative:	1,455,800	510,288

Income from operations:	3,301,108	2,817,824

Other income (expense):
Other income, net	378	13,065
Non-operation income	4,351	13,110
Interest income (expense), net	(618)	(743)

Total other income (expense):	4,111	25,432

Income before provision for income tax:	3,305,219	2,843,256

Provision for income tax:	495,783	434,007

Net income:	2,809,436	2,409,249

Other comprehensive income:
Foreign currency translation adjustment	1,139,307	366,483

Comprehensive income:	$3,948,743	$2,775,732

Net income per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.05

Weighted average shares of
common stock:
Basic	20,072,209	10,910,858
Diluted	20,072,209	20,072,209

Consolidated Statements of Stockholders’ Equity

									Accumulated
						Additional			other	Total
	Capital	Common Stock		Series A Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Contributed	Number	Par Value	Number	Par Value	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2006	$4,376,180	_	$ _	-	$-	$-	$137,857	$1,191,813	$51,626	$5,748,476

Contributed capital	300,200	-	-	-	-	-	-	-	-	300,200

Net income	-	-	-	-	-	-	-	2,409,925	-	2,409,925

Statutory reserve	-	-	-	-	-	-	240,925	(240,925)	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	366,482	366,482

Balance at June 30, 2007	4,667,380	-	$-	-	$-	$-	$378,782	$3,360,137	$418,108	$8,824,407

Common stock issued in
recapitalization	-	27,011,477	27,011	-	-	-	-	-	-	27,011

Series A preferred stocks		-	-	19,542,572	19,453	-	-	-	-	19,453

Effect of reverse merger	(4,667,380)					4,466,731				(200,649)

Net income	-	-	-	-	-	-	-	2,809,436	-	2,809,436

Other comprehensive income	-	-	-	-	-	-	-	-	1,139,307	1,139,307

Balance at June 30, 2008	-	27,011,477	$27,011	19,542,572	$19,453	$4,466,731	$378,782	$6,169,573	$1,557,415	$12,619,055

Consolidated Statements of Cash Flows

	2008	2007
Cash flows from operating activities:
Net Income	$2,809,436	$2,409,249
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	246,343	193,485
Amortization	93,998	83,016
Intangible assets		-
Non-cash capital contribution		-
Bad debt expense		6,493
Changes in assets and liabilities:
Accounts receivable	1,458,528	(1,298,576)
Other receivables	(405,677)	(120,482)
Inventory	(589,483)	(614,197)
Advances to suppliers	(3,749,866)	(1,828,866)
Prepaid expenses	165	462
Accounts payable and accrued expenses	(227,198)	340,380
Income taxes payable	393,541	544,944
Other taxes payable	124,638	-
Other payables	(27,795)	-

Total adjustments:	(2,684,654)	(2,693,341)

Net cash used by operating activities:	124,782	(284,092)

Cash flows from investing activities
Acquisition of property and equipment	(15,439)	(85,101)

Net cash used by investing activities:	(15,439)	(85,101)

Cash flows from financing activities:
Proceeds from sale of common stock	-	303,773
Proceeds (repayments) of stockholders’ loans	(220,848)	67,340

Net cash provided by financing activities:	(220,848)	371,113

Effect of foreign currency translation on cash:	129,817	189

Net increase in cash and cash equivalents:	18,311)	2,109

Cash and cash equivalents – beginning:	4,892	2,783

Cash and cash equivalents – ending:	$23,203	$4,892

CHINA SXAN BIOTECH INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and the subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (GAAP).

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

The Company’s sales terms allow for payments to be made for up to one year.   Management reviews customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the need for reserves.  Allowance for doubtful accounts amounted to $6,666 at June 30, 2007.

INVENTORY

Inventories are stated at the lower of cost or net realizable value.  Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  We evaluate the net realizable value of our inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

CHINA SXAN BIOTECH INC.

Notes to Consolidated Financial Statements (Continued)
June 30, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciation is provided using the straight-line method, less a base salvage value of 4% of the assets’ stated cost, between 5 to 10 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.  If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.  Fair value is based upon current and anticipated future undiscounted cash flows.  Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists for the year ended June 30, 2007.

VALUATION OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company is of the opinion that as of June 30, 2008 there were no significant impairments of its long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the company exist and collectibility is reasonably assured.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008 and 2007 were insignificant.

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse.  Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively.  Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2008.

The Company is subject to PRC Enterprise Income Tax at a rate of 15% of net income.  Given that the Company is doing business in the husbandry industry, the Company is allowed to delay paying income taxes until September 30, 2007.  The Company has been accruing income tax since its inception.

CHINA SXAN BIOTECH INC.

Notes to Consolidated Financial Statements (Continued)
June 30, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency (Chinese Yuan) as the functional currency.  Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each year end.  Contributed capital accounts are translated using the historical rate of exchange when capital is injected.  Income statement accounts are translated at the average rate of exchange during the year.  Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

NOTE 3 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing.  Management is of the opinion that the reported amounts will be fully collected and therefore, no allowance is deemed necessary.

NOTE 4 – INVENTORY

Inventory at June 30, 2008 and 2007 consisted of the following:
	2008	2007
Food for frogs	$28,049	$148,834
Food for pigs	29,541	50,266
Frogs in process	305,259	86,125
Pigs in process	278,499	122,502
Packaging supplies	-	260,107
Finished goods	1,434,668	664,635

Total	$2,076,016	$1,332,469
NOTE 5 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for purchase of raw material. Such advances are interest-free and unsecured.

CHINA SXAN BIOTECH INC.

Notes to Consolidated Financial Statements (Continued)
June 30, 2008 and 2007

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2008 and 2007 consisted of the following:
	2008	2007
Buildings	$1,234,117	$1,280,322
Equipment	254,444	46,058
Breeding livestock	1,223	1,176
Construction in progress	9,704	9,331
	1,499,488	1,336,887
Less: accumulated depreciation	804,326	459,840

Total	$695,163	$4,837,047

Depreciation expense for the years ended June 30, 2008 and 2007 was $246,343 and $193,485, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Net intangible assets at June 30, 2008 and 2007 were as follows:

Rights to use land	$4,707,245
Less: accumulated amortization	(168,853)
Total	$4,538,391

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

Amortization expense for the Company’s intangible assets for the years ended June 30, 2008 and 2007 amounted to $70,793 and $83,016, respectively.

The following is a list of approximate amortization expense for the Company’s intangible assets over their useful lives:

$88,596
2009	88,596
2010	88,596
2011	88,596
2012	88,596
2013 and thereafter	4,095,411

Total	$4,538,391

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations.

NOTE 9– DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

CHINA SXAN BIOTECH INC.

Notes to Consolidated Financial Statements (Continued)
June 30, 2008 and 2007

NOTE 10– SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $646 and $743 and $0 and $434,00 for income taxes during the years ended June 30, 2008 and 2007, respectively.

NOTE 11 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 12– STATUTORY COMMON WELFARE FUND

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i).	Making up cumulative prior years’ losses, if any;

(ii).
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii).
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

(iv).	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company did not provide a reserve for the welfare fund for the years ended June 30, 2008 and 2007, respectively.

NOTE 13 – RISK FACTORS

Five major customers accounted for approximately 70% of the net revenue for the year ended June 30, 2008 and four major customers accounted for approximately 68% of the net revenue for the year ended June 30, 2007.

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $23,203.

NOTE 15 - SUBSEQUENT EVENTS

            Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Sxan Biotech, Inc.

By: /s/ Feng Zhenxing
      Feng Zhenxing
      Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on November 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Feng Zhenxing
Feng Zhengxing
Chief Executive Officer and Chief Financial Officer