Form 10-Q
period 2008-09-30
CHINA SXAN BIOTECH, INC.
filed 2008-11-19
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended September 30, 2008

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

        Yes X                    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __            No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 19, 2008:  Common Stock: 19,542,572 shares

Transitional Small Business Disclosure Format (check one):    Yes            No   X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA SXAN BIOTECH INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
	September 30, 2008	June 30, 2008
CURRENT ASSETS
Cash and cash equivalents	$2,412	$23,203
Accounts receivable	5,317	-
Other receivables	1,302,539	1,163854
Inventory	6,699,683	2,076,016
Advances to suppliers	59,012	5,884,877
Prepaid expenses	385	385

Total Current Assets	8,069,357	9,148,335

PROPERTY AND EQUIPMENT, NET	1,813,027	695,163

OTHER ASSETS
Intangible assets, net	4,504,018	4,515,047

Total Assets	$14,386,402	$14,358,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$153,645	$249,212
Income taxes payable	691,555	1,216,130
Taxes payable	126,708	126,362
Other payable	75,014	68,435
Due to stockholders	79,350	79,350
Total Current Liabilities	1,126,273	1,739,489

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 shares issued and outstanding	19,543	19,543
Additional paid-in capital	4,466,731	4,466,731
Retained earnings	6,167,614	6,169,574
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	2,200,448	1,557,415
Total Stockholders’ Equity	13,260,129	12,619,056

Total Liabilities and Stockholders’ Equity	$14,386,402	$14,358,545

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Audited)

REVENUE	$19,994	$1,366,058

COST OF GOODS SOLD	18,305	400,239

GROSS PROFIT	1,689	965,819

OPERATING EXPENSES
Selling, general and administrative expenses	9,187	258,579

INCOME FROM OPERATIONS	(7,498)	707,240

OTHER INCOME (EXPENSE)
Other income (expense), net	5,538	4,501

Total Other Income (Expense)	5,538	4,501

INCOME BEFORE PROVISION FOR
INCOME TAXES	(1,960)	711,741

PROVISION FOR INCOME TAXES	-	106,761

NET INCOME	(1,960)	604,980

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	643,033	132,516

COMPREHENSIVE INCOME	$641,073	$737,496

NET INCOME PER SHARE
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	20,072,209	2,0072,209
Diluted	20,072,209	20,072,209
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	September,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(1,960)	$604,980
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	62,194	56,660
Amortization	23,422	21,630
Bad debt expense	-	1,549
Changes in assets and liabilities:
Accounts receivable	223	(309,715)
Other receivables	(135,596)	(164,724)
Inventory	(4,620,816)	(273,126)
Advance to suppliers	4,674,473	-
Prepaid expenses	-	151
Accounts payable and accrued expenses	(90,409)	260,936
Income tax payable	(1,126)	106,761
Other payables	861	-

Total Adjustments	(86,774)	(299,878)

Net Cash Used by Operating Activities	(88,734)	305,102

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,720)	-

Net Cash Used by Investing Activities	(7,720)	(84,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	-
Proceeds from shareholders’ loans	-	-
Cash acquired in reverse merger transaction	-	-

Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(96,454)	305,102

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	75,672	2,235
		-
CASH AND CASH EQUIVALENTS - BEGINNING	23,203	4,892

CASH AND CASH EQUIVALENTS - ENDING	$2,421	$312,229
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2008.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s sales terms allow for payments to be made for up to one year.   Management reviews customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the need for reserves.

CHINA SXAN BIOTECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
NOTE 5 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing.

NOTE 6 – INVENTORY

Inventory at September 30 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30,2008
Food for frogs	$28,414	$28,049
Food for pigs	31,798	29,541
Frogs in process	341,880	305,259
Pigs in progress	305,030	278,499
Packaging supplies	8,905	-
Finished goods	5,983,656	1,434,668
Total	$6,699,683	$2,076,016

NOTE 7 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material and payments towards construction in progress. Such advances are interest-free and unsecured.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Buildings	$1,237,500	$1,234,117
Equipment	175,665	254,444
Breeding livestock	78,494	1,223
Construction in progress	1,190,054	9,705
Subtotal	2,681,713	$1,499,489
Less: accumulated depreciation	868,686	804,326
Total	$1,813,027	$695,163

Depreciation expense for the 3 months ended September 30 and June 30, 2008 was $62,194 and $246,343, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Net intangible assets at September 30 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Rights to use land	$4,720,150	$4,707,245
Less: accumulated amortization	216,132	192,198
Total	$4,504,018	$4,515,047

CHINA SXAN BIOTECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008 AND 2007
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

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2008 and 2007 amounted to $23,422 and $21,630, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2009	$88,596
2010	88,596
2011	88,596
2012	88,596
2013	88,596
2014 and thereafter	3,977,303

Total	$4,420,283

NOTE 10 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

NOTE 11 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $-0- and $ -0-, during the three months ended September 30, 2008 and 2007, respectively. Cash paid for income taxes was $-0- and $ 106,761-, during the three months ended September 30, 2008 and 2007, respectively.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $ 2,421.

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

Results of Operations

     For the fiscal year ended June 30, 2008, we experienced record growth in terms of sales as we recorded $12.58 million in revenue, a 127% increase compared to fiscal year 2007. However our gross and net margins drastically deteriorated to 37.7% and 22.2% for fiscal year 2008 as compared to 59.6% and 43.4% for fiscal year 2007. This is primarily due to the increase of grain prices within China which has in turn increased our expenses for feedstock. In light of increasing production costs, raw material costs, and costs associated with being a public company, management has concluded that the current business is not sustainable. As a result, management resolved to temporarily halt operations and formed an exploratory committee  to evaluate the possibility of utilizing the current production lines and inventories toward the manufacture and distribution of other frog related products.

    As production and marketing has been halted, sales for the three months ended September 30, 2008 only totaled $19,994 compared to $1,366,058, a decrease of 98.5% compared to the same period in 2007. Accordingly our gross profit was reduced significantly to $1,689 as compared to $965,819 during the same period in 2007, a decrease of 99.8%. We incurred a net loss of $1,960 during this first quarter of fiscal year 2009 as compared to a net profit of $604,980 during the first quarter of fiscal year 2008.

Liquidity and Capital Resources

                   Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at September 30, 2008 the Company had $6,943,084 in working capital.

                  During the three months ended September, 2008, the operations of Tieli XiaoXingAnling used$88,734 in cash.  This was primarily due to the large increase in inventory during the period. Our principal asset as of September 30, 2008 is our inventory which represent $6,699,683 of our $8,069,357 in total assets.

                  As we have temporarily halted our operations, we are currently exploring the following possibilities toward the development of the company:

•	Acquisition of a liquor factory or medical wine factory with the necessary Good Manufacturing Practices (“GMP”) certification from the government.

•	Acquisition of a pharmaceutical factory or healthcare products factory with a GMP certification.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

               (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ened September 30, 2008.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

              None

Item 5A.     Other Information

              None

Item 6.        Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date: November 19, 2008	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer and Chief Financial Officer