Form 10-Q/A
period 2009-01-06
CHINA SXAN BIOTECH, INC.
filed 2009-01-06
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

     Amendment No.1 to  FORM 10-Q

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

EXPLANATORY NOTE:

This Amendment No. 1 (the “Amended Filing”) to the Annual Report on Form 10-Q/A for the quarter ended March 31, 2007 (the “Original  Filing”) of China SXAN Biotech, Inc. (the “Company”) is filed to correct  inadvertent omissions in the Original Filing. Specifically, this Amended Filing amends both Basic and Diluted net income per share for the three and nine months ended March 31, 2008, and Basic weighted average shares of common stock for the three months ended March 31, 2008 and Basic and Diluted weighted average shares of common stock for the nine months ended March 31, 2008. To include not only the outstanding common stock adjusted for the 1:51 stock split, but also the effect of Series A convertible referred stock which reflect the recapitalization with Advance Technologies which would result in the Series A Convertible Preferred Stock to be outstanding. This Amended Filing also includes required certifications relating to the internal control over financial reporting of the Company of Exhibits 31.1 and 32.1.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

CHINA SXAN BIOTECH INC.

(FORMERLY ADVANCE TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUE	$1,015,156	$667,447	$6,026,038	$3,972,621

COST OF GOODS SOLD	600,028	292,398	2,983,402	1,605,531

GROSS PROFIT	415,128	375,049	3,042,636	2,367,090

OPERATING EXPENSES
Selling, general and administrative expenses	221,189	95,608	1,039,681	414,766

INCOME FROM OPERATIONS	193,939	279,441	2,002,955	1,952,324

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(910)	-	(2,043)
Other income (expense), net	(201)	393	4,389	13,279

Total Other Income (Expense)	(201)	(517)	4,389	11,236

INCOME BEFORE PROVISION FOR
INCOME TAXES	193,738	278,924	2,007,344	1,963,560

PROVISION FOR INCOME TAXES	29,060	41,972	301,102	313,442

NET INCOME	164,678	236,952	1,706,242	1,650,118

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	434,226	92,704	853,649	253,599

COMPREHENSIVE INCOME	$598,904	$329,656	$2,559,891	$1,903,717

NET INCOME PER SHARE
Basic	$0.0084	$0.31	$0.1644	$2.13
Diluted	$0.0082	$0.31	$0.1565	$2.13

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	19,542,572	775,056	10,376,284	775,056
Diluted	20,072,209	775,056	10,905,920	775,056

ITEM 6.         EXHIBITS

31	Rule 13a-14(a) Certification
      32              Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date: January 6, 2009	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer