Form 10-Q/A
period 2009-01-06
CHINA SXAN BIOTECH, INC.
filed 2009-01-06
CIK 1081944

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

EXPLANATORY NOTE:

This Amendment No. 1 (the “Amended Filing”) to the Annual Report on Form 10-QSB for the quarter ended December 31, 2007 (the “Original  Filing”) of China SXAN Biotech, Inc. (the “Company”) is filed to correct  inadvertent omissions in the Original Filing. Specifically, this Amended Filing amends Diluted net income per share and Diluted weighted average shares of common stock for the three and six months ended December 31, 2006. To include not only the outstanding common stock adjusted for the 1:51 stock split, but also the effect of Series A convertible referred stock which reflect the recapitalization with Advance Technologies which would result in the Series A Convertible Preferred Stock to be outstanding. This Amended Filing also includes  required certifications relating to the internal control over financial reporting of the Company, Exhibits 31.1 and 32.1 of the Original Filing.

This Form 10-QSB/A should be read in conjunction with the original Form 10-QSB, which continues to speak as of the date of the Form 10-QSB. Except as specifically noted above, this Form 10-QSB/A does not modify or update disclosures in the original Form 10-QSB. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update any related or other disclosures.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED INCOME STATEMENT
AS OF DECEMBER 31, 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUE	$3,644,824	$3,271,018	$5,010,882	$3,305,174

COST OF GOODS SOLD	1,983,135	1,222,818	2,383,374	1,313,133

GROSS PROFIT	1,661,689	2,048,200	2,627,508	1,992,041

OPERATING EXPENSES
Selling, general and administrative expenses	559,912	270,955	818,492	319,158

INCOME FROM OPERATIONS	1,101,777	1,777,245	1,809,016	1,672,883

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(1,133)	-	(1,133)
Other income (expense), net	89	12,772	4,590	12,886

Total Other Income (Expense)	89	11,639	4,590	11,753

INCOME BEFORE PROVISION FOR
INCOME TAXES	1,101,866	1,788,884	1,813,606	1,684,636

PROVISION FOR INCOME TAXES	165,280	271,470	272,041	271,470

NET INCOME	936,586	1,517,414	1,541,565	1,413,166

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	285,907	97,286	418,423	160,895

COMPREHENSIVE INCOME	$1,222,493	$1,614,700	$1,959,988	$1,574,061

NET INCOME PER SHARE
Basic	$0.09	$1.96	$0.24	$1.82
Diluted	$0.05	$1.16	$0.08	$1.08

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	10,910,858	775,056	6,348,381	775,056
Diluted	20,072,209	1,304,692	20,072,209	1,304,692

ITEM 6.         EXHIBITS

31	Rule 13a-14(a) Certification
      32              Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date: January 6, 2009	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer