Form 10-Q
period 2008-12-31
CHINA SXAN BIOTECH, INC.
filed 2009-02-17
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 13, 2009:  Common Stock: 19,542,572 shares

Transitional Small Business Disclosure Format (check one):    Yes            No   X

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures 18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT

CHINA SXAN BIOTECH INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,678	$23,203
Accounts receivable	5,317	-
Other receivables	1,306,101	1,163854
Inventory	6,755,844	2,076,016
Advances to suppliers	55,007	5,884,877
Prepaid expenses	385	385

Total current assets:	8,126,332	9,148,335

Property and equipment, net:	1,755,880	695,163

Other assets:
Intangible assets, net	4,492,377	4,515,047

Total assets:	$14,374,589	$14,358,545

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$150,501	$249,212
Income taxes payable	694,573	1,216,130
Other taxes payable	127,054	126,362
Other current liabilities	69,446	68,435
Due to stockholders	79,350	79,350
Total current liabilities:	1,120,924	1,739,489

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 shares issued and outstanding	19,543	19,543
Additional paid-in capital	4,466,731	4,466,731
Retained earnings	6,143,431	6,169,574
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	2,218,167	1,557,415
Total stockholders’ equity:	13,253,665	12,619,056

Total liabilities and stockholders’ equity:	$14,374,589	$14,358,545
The accompanying notes are an integral part of these financial statements

CHINA SXAN BIOTECH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2008		2007	2008		2007

Sales:		$31,118	$3,644,824		$51,112	$5,010,882

Cost of goods sold:		40,849	1,983,135		59,154	2,383,374

Gross profit:		(9,731)	1,661,689		(8,042)	2,627,508

Operating expenses:
Selling, general and administrative		8,621	559,912		17,808	818,492

Income (loss) from operations:		(18,352)	1,101,777		(25,850)	1,809,016

Other income (expenses):		(5,831)	89		(293)	4,590

Income (loss) before provision for income tax:		(24,183)	1,101,866		(26,143)	1,813,606

Provision for income tax:		-	165,280		-	272,041

Net income (loss):		(24,183)	936,586		(26,143)	1,541,565

Other comprehensive income:
Foreign currency translation adjustment		17,719	285,907		660,752	418,423

Comprehensive income (loss):	$	(6,464)	$1,222,493		$634,609	$1,959,988

Basic earnings per share:	$	(0.00)	$0.09	$	(0.00)	$0.24
Diluted earnings per share:	$	(0.00)	$0.05	$	(0.00)	$0.08

Weighted average shares outstanding:
Basic:		20,072,209	10,910,858		20,072,209	6,348,381
Diluted:		20,072,209	20,072,209		20,072,209	20,072,209
The accompanying notes are a integral part of these financial statements

CHINA SXAN BIOTECH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	December
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(26,143)	$1,541,565
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	124,903	114,286
Amortization	47,340	43,629
Bad debt expense	-	(4,321)
Changes in assets and liabilities:
Accounts receivable	223	1,354,335
Other receivables	(135,633)	118,292
Inventory	(4,659,853)	(3,918,049)
Advances to suppliers	4,679,908	342,522
Prepaid expenses	-	154
Accounts payable and accrued expenses	(96,562)	199,597
Income tax payable	-	156,341
Other taxes payable	-	115,700
Other current liabilities	(1,968)	-

Total adjustments:	(41,642)	(1,477,514)

Net cash provided by (used in) operating activities:	(67,785)	64,051

Cash flows from investing activities:
Acquisition of property and equipment	(8,427)	(566)

Net cash used in investing activities:	(8,427)	(566)

Cash flows from financing activities:
Cash acquired in reverse merger transaction	-	2,087

Net cash provided by financing activities:	-	2,087

Effect of foreign currency translation on cash:	56,687	1,872

Net increase (decrease) in cash and cash equivalents:	(19,525)	67,444

Cash and cash equivalents – beginning:	23,203	4,892

Cash and cash equivalents – ending:	$3,678	$72,336
The accompanying notes are a integral part of these financial statements

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission applicable to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an anti-dilutive effect by increasing the net earnings per share.

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 3 – EARNINGS (LOSS) PER SHARE (CONTINUED)

	Three Months Ended December 31,
	2008		2007

Net income (loss)	$	(24,183)	$936,586

Weighted average common shares		20,072,209	10,910,858

Effect of diluted securities:		-	9,161,351

Weighted average common shares		20,072,209	20,072,209

Basic net income per share	$	(0.00)	$0.09
Diluted net income per share	$	(0.00)	$0.05

	Six Months Ended December 31,
	2008		2007

Net income (loss)	$	(26,143)	$1,541,565

Weighted average common shares		20,072,209	6,348,381

Effect of diluted securities:		-	13,723,828

Weighted average common shares		20,072,209	20,072,209

Basic net income per share	$	(0.00)	$0.24
Diluted net income per share	$	(0.00)	$0.08

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 4 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes. They are unsecured and non-interest bearing.

NOTE 5 – INVENTORY

Inventory at December 31, 2008 and June 30, 2008 consists of the following:

	December 31,	June 30,
	2008	2008
Food for frogs	$29,770	$28,049
Food for pigs	5,517,746	29,541
Frogs in process	518,421	305,259
Pigs in progress	680,977	278,499
Packaging supplies	8,930	-
Finished goods	-	1,434,668
Total	$6,755,844	$2,076,016

NOTE 6 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material and payments towards construction in progress. Such advances are interest-free and unsecured.

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2008 and June 30, 2008 consists of the following:

	December 31,	June 30,
	2008	2008
Buildings	$1,240,883	$1,234,117
Equipment	176,145	254,444
Breeding livestock	78,709	1,223
Construction in progress	1,194,012	9,705
	2,689,749	$1,499,489
Less: accumulated depreciation	933,869	804,326
Total	$1,755,880	$695,163

Depreciation expense for the three months ended December 31, 2008 and 2007 was $62,709 and $57,626, and for the six months ended December 31, 2008 and 2007 was $124,903 and $114,286, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008
Rights to use land	$4,733,055	$4,707,245
Less: accumulated amortization	240,678	192,198
Total	$4,492,377	$4,515,047

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 7 – PROPERTY AND EQUIPMENT, NET (CONTINUED)

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

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2008 and 2007amounted to $23,918 and $21,999, and for the six months ended December 31, 2008 and 2007 was $47,340 and $43,629, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2009	$88,596
2010	88,596
2011	88,596
2012	88,596
2013	88,596
2014 and thereafter	3,977,303

Total	$4,420,283

NOTE 9 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

CHINA SXAN BIOTECH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $-0- and $ -0-, during the six months ended December 31, 2008 and 2007, respectively. Cash paid for income taxes was $-0- and $ -0-, during the six months ended December 31, 2008 and 2007, respectively.

NOTE 11 – RISK FACTORS

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $3,678.

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

As production and marketing has been halted, sales for the three and six months ended December 31, 2008 only totaled $31,118 and $51,112 as compared to $3,644,824 and $5,010,882, representing decreases of 99% and 98% respectively, compared to the same period in 2007. Accordingly our gross profit for the three and six months ended December 31, 2008 were reduced significantly to negative figures, ($9,731) and ($8,042) as compared to $1,661,689 and $2,627,508 respectively, during the same period in 2007. We incurred a net loss of $24,183 during the second quarter of fiscal year 2009 as compared to a net profit of $936,586 during the second quarter of fiscal year 2008. For the six months ended December 31, 2008, we ended up with a cumulative net loss of $26,143, as compared to a cumulative net profit of $1,541,565 during the same period of 2007.

Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital. The result is that at December 31, 2008 the Company had $7,005,408 in working capital.

During the three months ended December 31, 2008, the operations of Tieli XiaoXingAnling used $67,785 in cash. This was primarily due to the large increase in inventory during the period. Our principal asset as of December 31, 2008 is our inventory which represents $6,755,844 out of our $14,374,589 in total assets.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China SXAN Biotech in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China SXAN Biotech is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China SXAN Biotech’s system of disclosure controls and procedures was effective ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated hereunder.

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

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

               (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ened December 31, 2008.

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

CHINA SXAN BIOTECH, INC.

Date: February 17, 2009	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer and Chief Financial Officer