Form 10-Q
period 2009-03-31
CHINA SXAN BIOTECH, INC.
filed 2009-05-15
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Name of Registrant in its Charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: 212-232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer  ____      Non-accelerated filer  ___
Small reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of May 12, 2009, 19,542,572 shares of common stock, par value $.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

CHINA SXAN BIOTECH INC.
Consolidated Balance Sheets
(UNAUDITED)

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,204	$23,203
Accounts receivable	5,317	-
Other receivables	1,172,112	1,163,854
Inventory	6,797,131	2,076,016
Advances to suppliers	189,897	5,884,877
Prepaid expenses	385	385

Total current assets:	8,170,046	9,148,335

Property and equipment, net:	1,692,716	695,163

Other assets:
Intangible assets, net	4,462,330	4,515,047

Total assets:	$14,325,092	$14,358,545

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$154,890	$249,212
Income taxes payable	693,626	1,216,130
Other taxes payable	126,881	126,362
Other current liabilities	71,037	68,435
Due to stockholders	79,350	79,350
Total current liabilities:	1,125,784	1,739,489

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 shares issued and outstanding, respectively	19,543	19,543
Additional paid-in capital	4,466,731	4,466,731
Retained earnings	6,130,861	6,169,574
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	2,176,380	1,557,415
Total stockholders’ equity:	13,199,308	12,619,056

Total liabilities and stockholders’ equity:	$14,325,092	$14,358,545

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2009		2008	2009		2008

Sales:		$9,443	$1,015,156		$60,555	$6,026,038

Cost of goods sold:		18,005	600,028		77,159	2,983,402

Gross profit:		(8,562)	415,128		(16,604)	3,042,636

Operating expenses:
Selling, general and administrative		5,516	221,189		23,324	1,039,681

Income (loss) from operations:		(14,078)	193,939		(39,928)	2,002,955

Other income (expenses):		1,509	(201)		1,216	4,389

Income (loss) before provision for income tax:		(12,569)	193,738		(38,712)	2,007,344

Provision for income tax:		-	29,060		-	301,102

Net income (loss):		(12,569)	164,678		(38,712)	1,706,242

Other comprehensive income (loss):
Foreign currency translation adjustment		(41,787)	434,226		618,965	853,649

Comprehensive income (loss):	$	(54,356)	$598,904		$580,253	$2,559,891

Basic earnings per share:	$	(0.00)	$0.02	$	(0.00)	$0.27
Diluted earnings per share:	$	(0.00)	$0.01	$	(0.00)	$0.09

Weighted average shares outstanding:
Basic:		20,072,209	10,910,858		20,072,209	6,348,381
Diluted:		20,072,209	20,072,209		20,072,209	20,072,209

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended
	March 31,
	2009		2008
Cash flows from operating activities:
Net income (loss)	$	(38,712)	$1,706,242
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation		187,622	174,113
Amortization		71,261	66,447
Bad debt expense		-	(4,355)
Changes in assets and liabilities:
Accounts receivable		223	1,375,118
Other receivables		(3,488)	113,703
Inventory		(4,710,969)	(4,025,800)
Advances to suppliers		4,545,629	347,914
Prepaid expenses		-	156
Accounts payable and accrued expenses		(93,043)	195,961
Income tax payable		-	183,626
Other taxes payable		-	117,478
Other current liabilities		595	-

Total adjustments:		(2,170)	(1,455,639)

Net cash provided by (used in) operating activities:		(40,882)	250,603

Cash flows from investing activities:
Acquisition of property and equipment		(10,379)	(5,594)

Net cash used in investing activities:		(10,379)	(5,594)

Cash flows from financing activities:
Cash received in reverse merger transaction		-	2,087

Net cash provided by financing activities:		-	2,087

Effect of foreign currency translation on cash:		33,262	13,426

Net increase (decrease) in cash and cash equivalents:		(17,999)	260,522

Cash and cash equivalents – beginning:		23,203	4,892

Cash and cash equivalents – ending:		$5,204	$265,414

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 3 – EARNINGS (LOSS) PER SHARE (continued)

	Three Months Ended March 31,
	2009		2008

Net income (loss)	$	(12,569)	$164,678

Weighted average common shares		20,072,209	10,910,858

Effect of diluted securities:		-	9,161,351

Weighted average common shares		20,072,209	20,072,209

Basic net income per share	$	(0.00)	$0.02
Diluted net income per share	$	(0.00)	$0.01

	Nine Months Ended March 31,
	2009		2008

Net income (loss)	$	(38,712)	$1,706,242

Weighted average common shares		20,072,209	6,348,381

Effect of diluted securities:		-	13,723,828

Weighted average common shares		20,072,209	20,072,209

Basic net income per share	$	(0.00)	$0.27
Diluted net income per share	$	(0.00)	$0.09

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)
NOTE 4 – OTHER RECEIVABLES

Other receivables represent advances made to third parties for non-operating purposes. They are unsecured and non-interest bearing.

NOTE 5 – INVENTORY

Inventory at March 31, 2009 and June 30, 2008 consists of the following:

	March 31,	June 30,
	2009	2008
Food for frogs	$29,730	$28,049
Food for pigs	5,512,305	29,541
Frogs in process	511,914	305,259
Pigs in progress	734,265	278,499
Packaging supplies	8,917	-
Finished goods	-	1,434,668
Total	$6,797,131	$2,076,016

NOTE 6 – ADVANCES TO SUPPLIERS

As a common business practice in China, the Company is required to make advance payments to certain suppliers for the purchase of raw material and payments towards construction in progress. Such advances are interest-free and unsecured.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31,	June 30,
	2009	2008
Buildings	$1,239,191	$1,234,117
Equipment	175,905	254,444
Breeding livestock	78,602	1,223
Construction in progress	1,194,337	9,705
	2,688,035	$1,499,489
Less: accumulated depreciation	995,319	804,326
Total	$1,692,716	$695,163

Depreciation expense for the three months ended March 31, 2009 and 2008 was $62,719 and $59,827, and for the nine months ended March 31, 2009 and 2008 was $187,622 and $174,113, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets at March 31, 2009 and June 30, 2008 consist of the following:

	March 31,	June 30,
	2009	2008
Rights to use land	$4,726,603	$4,707,245
Less: accumulated amortization	264,273	192,198
Total	$4,462,330	$4,515,047

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

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

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2009 and 2008 amounted to $23,921 and $22,818, and for the nine months ended March 31, 2009 and 2008 was $71,261and $66,447, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2009	$88,596
2010	88,596
2011	88,596
2012	88,596
2013	88,596
2014 and thereafter	4,019,350

Total	$4,462,330

NOTE 9 – DUE TO STOCKHOLDERS

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements (continued)
March 31, 2009 and 2008
(Unaudited)

NOTE 10 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $293 and $ -0-, during the nine months ended March 31, 2009 and 2008, respectively. Cash paid for income taxes was $-0- and $ -0-, during the nine months ended March 31, 2009 and 2008, respectively.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $5,204.

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

As production and marketing has been halted, sales for the nine and three months ended March 31, 2009 only totaled $60,555 and $9,443 as compared to $6,026,038 and $1,015,156 for the same periods of previous year, representing decreases of 99% and 98% respectively. Accordingly our gross profit for the nine and three months ended March 31, 2009 were reduced significantly to negative figures, ($16,604) and ($8,562) as compared to $3,042,636 and $415,128 respectively during the same period in the previous year. We incurred a net loss of $12,569 during the third quarter of fiscal year 2009 as compared to a net income of $164,678 during the third quarter of fiscal year 2008. For the nine months ended March 31, 2009, we ended up with a cumulative net loss of $38,712, as compared to a cumulative net income of $1,706,242 during the same period of 2007.

Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital. The result is that at March 31, 2009 the Company had $7,044,262 in working capital.

During the three months ended March 31, 2009, the operations of Tieli XiaoXingAnling used $40,882 in cash. This was primarily due to the large increase in inventory during the period. Our principal asset as of March 31, 2009 is our inventory which represents $6,797,131 out of our $14,325,092 in total assets.

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

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ened March 31, 2009

Item 3.        Defaults Upon Senior Securities

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

CHINA SXAN BIOTECH, INC.

Date: May 15, 2009	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer and Chief Financial Officer