Form 10-K
period 2009-06-30
CHINA SXAN BIOTECH, INC.
filed 2009-10-13
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                              For the fiscal year period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Exact name of registrant as specified in its Charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Three-Kilometer Spot Along the Hayi Highway, Tieli City, Heilongjiang Province, P.R. China
(Address of principal executive office)

Issuer's Telephone Number: (86)-458-2386888

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this  Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of December 31, 2008, the aggregate market value of the common stock held by non-affiliates was approximately $86,851,  based upon the closing sale price on December 31, 2008 of $.02 per share.

The number of shares outstanding of the issuer's common stock, as of October 6, 2009, was 19,919,795.

Documents incorporated by reference: NONE

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Sxan Biotech.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factorss.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

ITEM 1.  BUSINESS

American SXAN Biotech, Inc.

American SXAN Biotech, Inc. was organized under the laws of the State of Delaware in 2006.  It never initiated any business activity.  In October 2006 American SXAN acquired 100% of the registered capital stock of Tieli XiaoXingAnling in exchange for equity in American SXAN.  Those shares represent the only asset of American SXAN. On September 4, 2007, the Company changed its name to China Sxan Biotech, Inc.

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

Our product lines consisted of:

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

                During the fiscal year ended June 30, 2009, we suspended operations.  Rising costs, particularly the rising cost of grain in China, made it apparent to management that our business plan would not produce a profitable business.  So today management is exploring means of utilizing our land and production equipment to participate in the forest frog industry in a profitable manner

Production

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

Marketing

While we engaged in marketing operations, we sold our products directly from our inventory.

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

               Employees

Tieli XiaoXingAnling currently has no employees.

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Future Results

               An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have suspended our primary operations due to their lack of profitability.  There is no assurance that we will be able to achieve profits in the forest frog industry.

Until 2008, all of our business consisted of the sale of hasma – raw forest frog fatty tissues.  During 2008 we suspended those operations, as we realized that they would not be profitable over the long term.  We are currently exploring methods of achieving profitable operations in the forest frog industry.  It may occur, however, that we will be unable to formulate a business plan that achieves profitability, in which case we will be forced to liquidate our property and equipment.

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

Our future success will depend on our ability to attract and retain highly skilled scientists, geneticists, agricultural manufacturing specialists, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

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

The national, provincial and local governments in the People's Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to livestock farming and production may increase the cost of our operations, which would adversely affect our profitability.

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

Tieli XiaoXingAnling generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China SXAN Biotech, Inc., it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.         PROPERTY.

Our operations are located on a plantation in the XiaoXing ‘an Mountain district, the location of the majority of China’s commercial forest frog production.  Tieli XiaoXingAnling has farming rights to a semi-wild area of 360,000 m2, from which we harvest forest frogs under a permit from the Province of Heilongjiang.  In addition, we have ownership rights to a parcel of 145,000 m2.

ITEM 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCBB under the symbol “CSXB.OB”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
September 30, 2007	$5.00	$0.26
December 31, 2007	$1.95	$0.27
March 31, 2008	$1.10	$0.26
June 30, 2008	$0.50	$0.13

September 30, 2008	$0.17	$0.02
December 31, 2008	$0.17	$0.02
March 31, 2009	$0.10	$0.01
June 30, 2009	$0.15	$0.01

Security Holders

There are 199 shareholders of record of the Company's Common Stock.

Equity Compensation Plans

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6.  Selected Financial Data

Not Applicable

ITEM 7.	Management’s Discussion and Analysis

Results of Operations

Early in the 2009 fiscal year, the Company’s management determined that the Company’s business, as then structured, was not sustainable.  Among the factors that led to this conclusion were the increase of grain prices within China which has in turn increased our expenses for feedstock, increasing production costs, raw material costs, and costs associated with being a public company.   As a result, management resolved to temporarily halt operations and formed an exploratory committee to evaluate the possibility of utilizing the current production lines and inventories toward the manufacture and distribution of other frog related products.  For the year ended June 30, 2009, our business generated only $60,575 of revenue, a 99% decrease from the $12,587,579 in revenue recorded during the year ended June 30, 2008.

                The suspension of operations forced us to write-off the value of our inventory of forest frogs. The resulting “loss on damaged inventory” of $6,461,367 was the primary factor in our realization of a net loss of $6,652,453 for the year ended June 30, 2009, as compared to net income of $2,809,436 for the previous year. Since that write-off was a one-time event, we anticipate that our net loss for the near future will be modest.  Nevertheless, we will continue to incur losses unless we revive our marketing operations.  As of now, we have little operating income. We did not make a provision for income taxes in China, since we have not made profits.

                Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital.  The result is that at June 30, 2009, the Company had  no bank debt and only a modest debt to investors.

The Company had $1,093,875 in working capital at June 30, 2009. The primary components of working capital, however, were loans and advances that we made, in order to realize income from our cash resources while we have suspended operations.

Despite our large net loss, during the year ended June 30, 2009, the operations of Tieli XiaoXingAnling used only $7,703 in cash. This occurred because the greater part of our net loss was the result of a non-cash write-off of inventory.  At the same time, although we used $4.7 million to purchase inventory (which was subsequently written-off), the payments were primarily made by reducing advances to suppliers that we made in prior periods. These factors helped the Company to reserve its operational cash.

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

ITEM 8.   Financial Statements

China Sxan Biotech Inc. and Subsidiary

Consolidated Financial Statements

June 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Sxan Biotech Inc.:

               We have audited the accompanying consolidated balance sheets of China Sxan Biotech Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Sxan Biotech Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred extensive losses from operations and management believes that the Company will continue to incur losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Patrizio & Zhao, LLC
Parsippany, New Jersey
September 30, 2009

CHINA SXAN BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008
	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$5,204	$23,203
Inventory	335,764	2,076,016
Other receivables	1,168,398	1,163,854
Advance payments	1,224,980	5,884,877
Other current assets	384	385
Total current assets	2,734,730	9,148,335

Property and equipment, net	461,633	695,163

Intangible assets, net - rights to use land	4,438,408	4,515,047

Total assets	$7,634,771	$14,358,545

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$145,945	$249,212
Income taxes payable	1,221,131	1,216,130
Due to shareholders	79,350	79,350
Other taxes payable	126,881	126,362
Other payables	67,548	68,435
Total current liabilities	1,640,855	1,739,489

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
99,900,000 shares authorized, 7,825,525 and 27,011,477 shares issued
and outstanding at June 30, 2009 and 2008, respectively	7,826	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,919,795 and 19,542,572 shares issued and outstanding
at June 30, 2009 and 2008, respectively	19,920	19,543
Additional paid-in capital	4,485,539	4,466,731
Statutory reserve	378,782	378,782
Retained earnings (deficit)	(482,879)	6,169,574
Accumulated other comprehensive income	1,584,728	1,557,415
Total stockholders’ equity	5,993,916	12,619,056

Total liabilities and stockholders' equity	$7,634,771	$14,358,545
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2009	2008

Sales	$60,575	$12,587,579

Cost of sales	77,185	7,830,671

Gross profit (loss)	(16,610)	4,756,908

Operating expenses:
Selling, general and administrative	175,692	1,455,800

Income (loss) from operations	(192,302)	3,301,108

Loss on damaged inventory	6,461,367	-

Other income (expenses):
Other income, net	1,509	4,729
Interest income (expense), net	(293)	(618)

Total other income	1,216	4,111

Income (loss) before provision for income tax	(6,652,453)	3,305,219

Provision for income tax	-	495,783

Net income (loss)	(6,652,453)	2,809,436

Other comprehensive income
Foreign currency translation adjustment	27,313	1,139,307

Comprehensive income (loss)	$(6,625,140)	$3,948,743

Basic earnings (loss) per share	$(0.34)	$0.17
Diluted earnings (loss) per share	$(0.34)	$0.17

Weighted average number of common shares outstanding:
Basic	19,573,577	16,299,664
Diluted	19,573,577	16,814,790
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

									Accumulated
						Additional		Retained	other	Total
	Capital	Series A Preferred Stock		Common Stock		Paid in	Statutory	Earnings	Comprehensive	Stockholders’
	Contributed	Shares	Amount	Shares	Amount	Capital	Reserve	(Deficit)	Income	Equity

Balance at June 30, 2007	$4,667,380	-	$ -	-	$ -	$ -	$378,782	$3,360,138	$ 418,108	$8,824,408

Common stock issued in
recapitalization	-	-	-	19,542,572	19,543	-	-	-	-	19,543

Series A preferred stocks		27,011,477	27,011	-	-	-	-	-	-	27,011

Effect of reverse merger	($4,667,380)	-	-	-	-	4,466,731	-	-	-	(200,649)

Net income	-	-	-	-	-	-	-	2,809,436	-	2,809,436

Other comprehensive income	-	-	-	-	-	-	-	-	1,139,307	1,139,307

Balance at June 30, 2008	$ -	27,011,477	$ 27,011	19,542,572	$19,543	$ 4,466,731	$378,782	$ 6,169,574	$ 1,557,415	$ 12,619,056

Series A Preferred stock
converted into common stock	-	(19,185,952)	(19,185)	377,223	377	18,808	-	-	-	-

Net loss	-	-	-	-	-	-	-	(6,652,453)	-	(6,652,453)

Other comprehensive income	-	-	-	-	-	-	-	-	27,313	27,313

Balance at June 30, 2009	$ -	7,825,525	$ 7,826	19,919,795	$19,920	$ 4,485,539	$378,782	$ (482,879)	$ 1,584,728	$ 5,993,916
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,652,453)	$2,809,436
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	246,769	246,343
Amortization	95,208	93,998
Loss on damaged inventory	6,461,367	-
Changes in assets and liabilities:
Accounts receivable	-	1,458,528
Inventory	(4,712,355)	(589,483)
Other receivables	-	(407,525)
Advances payments	4,684,097	(3,749,866)
Other current assets	-	165
Accounts payable and accrued expenses	(129,168)	(227,198)
Income taxes payable	-	393,541
Other taxes payable	-	124,638
Other payables	(1,168)	(27,795)

Total adjustments	6,644,750	(2,684,654)

Net cash provided by (used in) operating activities	(7,703)	124,782

Cash flows from investing activities:
Acquisition of property and equipment	(10,383)	(15,439)

Net cash used in investing activities	(10,383)	(15,439)

Cash flows from financing activities:
Repayments of stockholders’ loans	-	(220,848)

Net cash used in financing activities	-	(220,848)

Effect of foreign currency translation on cash	87	129,816

Net increase (decrease) in cash and cash equivalents	(17,999)	18,311

Cash and cash equivalents at beginning of year	23,203	4,892

Cash and cash equivalents at end of year	$5,204	$23,203
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

The Company was organized under the laws of the State of Delaware under the name PWB Industries, Inc.; the articles of incorporation were issued on June 16, 1969. The name was changed to Sun Energy, Inc., which merged with Sto Med, Inc. on February 22, 1996 and changed its name to Sto Med, Inc. and domicile to the State of Nevada. Sto Med Inc. changed its name to Advance Technologies, Inc. on August 23, 1997. On September 27, 1999 the Company acquired Seacrest Industries of Nevada, also known as Infrared Systems International. On September 4, 2007 the name of the Company was changed to China SXAN Biotech, Inc.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China SXAN Biotech, Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and depreciation is provided using the straight-line method between 5 to 10 years, less a base salvage value of 4% of the assets’ stated cost. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable.  If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.  Fair value is based upon current and anticipated future undiscounted cash flows.  Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists for the year ended June 30, 2009.

Valuation of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company is of the opinion that as of June 30, 2009 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets are carried at cost, less related accumulated amortization. Intangible assets consist of “Rights to use land” for 50 years and therefore amortized over 50 years based on straight-line method.

Revenue Recognition

The Company recognizes revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the company exist and collectibility is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse.  Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively.  Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2009.

The Company is subject to PRC Enterprise Income Tax at a rate of 15% of net income.  Given that the Company is doing business in the husbandry industry, the Company is allowed to delay paying income taxes until September 30, 2007.  The Company has been accruing income tax since its inception.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

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

Comprehensive Income (loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Earnings Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FSP 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.

Reclassification

Certain amounts as of June 30, 2008 were reclassified for comparative presentation purposes.

Note 3 – Going Concern And Management's Plan

The Company’s management resolved to temporarily halt operations and formed an exploratory committee to evaluate the possibility of utilizing the current production lines and inventories toward the manufacture and distribution of other frog related products. During the fiscal year ended June 30, 2009, the Company generated only $60,575 of revenue, a 99% decrease as compared to the fiscal year ended June 30, 2008. Management believes the Company will continue to incur losses unless they revive their marketing operations.

The Company’s management intends to pursue a variety of sources for the funds required for potential capital investments, offering both debt and equity. At the present time, however, no commitment for funds has been received from any source.

Note 4 – Other Receivables

Other receivables represent advances made to third parties for non-operating purposes.  They are unsecured and non-interest bearing.  Management is of the opinion that the reported amounts will be fully collected and therefore, no allowance is deemed necessary.

Note 5 – Inventory

Inventory at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Food for frogs	$-	$28,049
Food for pigs	39,829	29,541
Frogs in process	-	305,259
Pigs in process	287,017	278,499
Packaging supplies	8,918	-
Finished goods	-	1,434,668

Total	$335,764	$2,076,016

Note 6 – Advance Payments

As a common business practice in China, the Company is required to make advance payments to certain suppliers for purchase of raw material. Such advances are interest-free and unsecured.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 7 – Property and Equipment, Net

Property and equipment at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Buildings	$1,234,117	$1,234,117
Equipment	254,444	254,444
Breeding livestock	5,688	1,223
Construction in progress	21,786	9,705
	1,516,035	1,499,489
Less: accumulated depreciation	1,054,402	804,326

Total	$461,633	$695,163

Depreciation expense for the years ended June 30, 2009 and 2008 was $246,769 and $246,343, respectively.

Note 8 – Intangible Assets, Net - Rights To Use Land

Net intangible assets at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Rights to use land	$4,726,603	$4,707,245
Less: accumulated amortization	(288,195)	(192,198)
Total	$4,438,408	$4,515,047

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

Amortization expense for the Company’s intangible assets for the years ended June 30, 2009 and 2008 amounted to $95,208 and $93,998, respectively.

The following is a list of approximate amortization expense for the Company’s intangible assets over their useful lives:

2010	$95,208
2011	95,208
2012	95,208
2013	95,208
2014 and thereafter	4,057,576

Total	$4,438,408

Note 9 – Accounts Payable and Accrued Expenses

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations.

Note 10– Due to Stockholders

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11– Supplemental Cash Flow Disclosures

Cash paid for interest was $293 and $618 for the years ended June 30, 2009 and 2008, respectively. Cash paid for income tax was $0 for the years ended June 30, 2009 and 2008.

Note 12 – Earnings (Loss) Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an anti-dilutive effect by increasing the net earnings per share. On September 4, 2007, the Company effectuated a 1 for 51 reverse stock splits of the Company’s common stock.

	June 30, 2009	June 30, 2008

Net income (loss)	$(6,652,453)	$2,809,436

Weighted average common shares	19,573,577	16,299,664

Effect of diluted securities	-	515,126

Weighted average common shares	19,573,577	16,814,790

Basic earnings (loss) per share	$(0.34)	$0.17
Diluted earnings (loss) per share	$(0.34)	$0.17

Note 13 – Stockholders' Equity

On July 10, 2007, Advance Technologies acquired 100% of the outstanding capital stock of American SXAN in a reverse merger transaction. Upon completion of the reverse merger, the Company had 96,671,199 shares of common stock issued and outstanding. In addition, there were 27,011,477 shares of Series A Non-voting Preferred Stock, each of which was convertible into one share of common stock. There were also 100,000 shares of Series B Preferred Stock issued and outstanding, which were convertible into 900,000,000 shares of common stock.

On September 4, 2007, Advance Technologies changed its name to China SXAN Biotech, Inc and effectuated a 1 for 51 reverse stock split of its outstanding common stock (the “Reverse Split”). The Reverse Split did not alter the number of shares of common stock the Company was authorized to issue, but rather simply reduced the number of shares of its common stock issued and outstanding.

Note 14 - Employee Welfare Plan
The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries.

Note 15 – Statutory Reserve

Under PRC law, our subsidiaries in PRC are required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. The statutory reserve balance as of June 30, 2009 and 2008 was $378,782.

Note 16 - Risk Factors

For the fiscal year ended June 30, 2009, one customer accounted for approximately 62% of the Company’s total sales. Sales to this customer amounted to $37,797. For the fiscal year ended June 30, 2008, five customers accounted for approximately 70% of the Company’s total sales. Sales to these customers amounted to approximately $8,811,000.

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

Note 17 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $5,204 as of June 30, 2009.

Note 18 - Subsequent Events

            Not applicable

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

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

(c)           Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Feng Zhenxing	57	Chairman, Chief Executive Officer, Chief Financial Officer	2007
Feng Guowu	48	Director, Secretary	2007

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2009.

Item 11.  Executive Compensation

               The table below itemizes the compensation paid to Feng Zhen Xing and Feng Guo Wu by Tieli XiaoXingAnling for services during the current and past two years.  There was no officer of Tieli XiaoXingAnling whose salary and bonus for services rendered during the year ended December 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Zhenxing	2009	$12,820
	2008	$12,820
	2007	$12,820

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Guowu	2009	$12,820
	2008	$12,820
	2007	$12,820

Item 12.  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Feng Zhenxing	14,400,000	73.7%
Feng Guowu	800,000	4.1%
All officers and directors (3 persons)	15,200,000	77.8%

(1) Except as otherwise noted, the address of each shareholder is 648 Weihai Road, Changchun, Jilin Province, P.R. China.
           (2)    Except as otherwise noted, all shares are owned of record and beneficially.

Item 13.  Certain Relationships and Related Transactions

                 Neither Mr. Feng Zhenxing nor Mr. Feng Guowu has engaged in any transaction with the Company during the past fiscal year or the current fiscal year that had a transaction value in excess of $60,000.

Item 14.  Principal Accountant Fees and Services

                China Sxan Biotech, Inc.(the “Company”) engaged Patrizio & Zhao, LLC to serve as its independent registered public accountant in November 2007.

Audit Fees

                Patrizio & Zhao, LLC billed $50,000.00 to the Company for professional services rendered for the audit of fiscal 2009 financial statements. Patrizio & Zhao, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

                Audit-Related Fees

                Patrizio & Zhao, LLC billed $ -0- to the Company during fiscal 2009 and fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2009 and fiscal 2008 audit or review of the quarterly financial statements.

                Tax Fees

                Patrizio & Zhao, LLC billed $ -0- to the Company during fiscal 2009 and fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

                All Other Fees

                Patrizio & Zhao, LLC billed $ -0-  to the Company in fiscal 2009 and fiscal 2008 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Patrizio & Zhao, LLC.

Item 15.  Exhibit List

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

3-b.	By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

21	Subsidiaries - American SXAN Biotech, Inc. (100% ownership)
- Tieli XiaoXingAnling Forest Frog Breeding Co., Ltd. (100% ownership)

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2009.

CHINA SXAN BIOTECH, INC.

By:	/s/ Feng Zhen Xing
Mr. Feng Zhen Xing
Chairman of the Board and Chief Executive Officer and Chief Financial Officer

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 12, 2009

Name	Title
/s/ Feng Zhen Xing	Chairman of the Board and Chief Executive Officer and Chief Financial and Accounting Officer
Feng Zhen Xing
/s/ Feng Guowu	Director
Feng Guowu