Form 10-Q
period 2009-09-30
CHINA SXAN BIOTECH, INC.
filed 2009-11-12
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer's common stock, as of November 11, 2009, was 19,919,795.

Documents incorporated by reference: NONE

ITEM I. FINANCIAL INFORMATION

CHINA SXAN BIOTECH INC.
Consolidated Balance Sheets
(UNAUDITED)

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,209	$5,204
Inventory	168,111	335,764
Other receivables, net	584,992	1,168,398
Advance payments, net	613,326	1,224,980
Other current assets	385	384
Total current assets	1,372,023	2,734,730

Property and equipment, net	399,437	461,633

Intangible assets, net – rights to use land	4,420,505	4,438,408

Total assets	$6,191,965	$7,634,771

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$100,963	$145,945
Income taxes payable	1,222,798	1,221,131
Due to shareholders	144,350	79,350
Other taxes payable	127,054	126,881
Other payables	67,640	67,548
Total current liabilities	1,662,805	1,640,855

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
99,900,000 shares authorized, 7,825,525 shares issued
and outstanding at September 30, 2009 and June 30, 2009	7,826	7,826
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,919,795 shares issued and outstanding
at September 30, 2009 and June 30, 2009	19,920	19,920
Additional paid-in capital	4,485,539	4,485,539
Statutory reserve	378,782	378,782
Retained earnings (deficit)	(1,955,205)	(482,879)
Accumulated other comprehensive income	1,592,298	1,584,728
Total stockholders’ equity	4,529,160	5,993,916

Total liabilities and stockholders' equity	$6,191,965	$7,634,771
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)

	For the Three months Ended
	September 30,
	2009	2008

Sales	$-	$19,994

Cost of sales	-	18,305

Gross profit	-	1,689

Operating expenses:
Selling, general and administrative	1,472,326	9,187

Loss from operations	(1,472,326)	(7,498)

Other income (expenses):
Other income, net	-	5,538

Total other income	-	5,538

Loss before provision for income tax	(1,472,326)	(1,960)

Provision for income tax	-	-

Net loss	(1,472,326)	(1,960)

Other comprehensive income
Foreign currency translation adjustment	7,570	643,033

Comprehensive income (loss)	$(1,464,756)	$641,073

Basic earnings (loss) per share	$(0.07)	$(0.00)
Diluted earnings (loss) per share	$(0.07)	$(0.00)

Weighted average number of common shares outstanding:
Basic	19,919,795	20,072,209
Diluted	19,919,795	20,072,209
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,472,326)	$(1,960)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	62,788	62,194
Amortization	23,947	23,422
Provision for bad debts	1,197,583	-
Provision for obsolete inventory	168,008	-
Changes in assets and liabilities:
Accounts receivable	-	223
Other receivables	-	(135,596)
Inventory	-	(4,620,816)
Advance payments	-	4,674,473
Accounts payable and accrued expenses	(45,000)	(90,409)
Income taxes payable	-	(1,126)
Other payables	-	861

Total adjustments	1,407,326	(86,774)

Net cash used in operating activities	(65,000)	(88,734)

Cash flows from investing activities:
Acquisition of property and equipment	-	(7,720)

Net cash used in investing activities	-	(7,720)

Cash flows from financing activities:
Proceeds from shareholders’ loans	65,000	-

Net cash provided by financing activities	65,000	-

Effect of foreign currency translation on cash	5	75,672

Net increase (decrease) in cash and cash equivalents	5	(20,782)

Cash and cash equivalents – beginning	5,204	23,203

Cash and cash equivalents – ending	$5,209	$2,421
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)
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

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Going Concern and Management's Plans

The Company has incurred extensive losses from operations and management believes that the Company will continue to incur losses, which raises substantial doubt about its ability to continue as a going concern. As a result, the Company’s management resolved to temporarily halt operations and formed an exploratory committee to evaluate the possibility of utilizing the current production lines and inventories toward the manufacture and distribution of other frog related products.

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

Note 5 – Inventory

Inventory at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009

Food for pigs	$39,883	$39,829
Pigs in process	287,409	287,017
Packaging supplies	8,930	8,918
	336,222	335,764
Less: inventory reserve	168,111	-

Total	$168,111	$335,764

Note 6 – Advance Payments

As a common business practice in China, the Company is required to make advance payments to certain suppliers for purchase of raw material. Such advances are interest-free and unsecured.

Note 7 – Property and Equipment, Net

Property and equipment at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Buildings	$1,235,801	$1,234,117
Equipment	254,791	254,444
Breeding livestock	5,696	5,688
Construction in progress	21,816	21,786
	1,518,104	1,516,035
Less: accumulated depreciation	1,118,667	1,054,402

Total	$399,437	$461,633

Depreciation expense for the three months ended September 30, 2009 and 2008 was $62,788 and $62,194, respectively.
Note 8 – Intangible Assets, Net – Rights to Use Land

Net intangible assets at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Rights to use land	$4,733,055	$4,726,603
Less: accumulated amortization	312,550	288,195
Total	$4,420,505	$4,438,408

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

Amortization expense for the three months ended September 30, 2009 and 2008 was $23,947 and $23,422, respectively.

Note 9 – Accounts Payable and Accrued Expenses

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these obligations.

Note 10– Due to Stockholders

Loans from stockholders are short-term in nature, unsecured and non-interest bearing.

Note 11 – Earnings (Loss) Per Share

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

	September 30, 2009	September 30, 2008

Net loss	$(1,472,326)	$(1,960)

Weighted average common shares	19,919,795	20,072,209

Effect of diluted securities	-	-

Weighted average common shares	19,919,795	20,072,209

Basic earnings (loss) per share	$(0.07)	$(0.00)
Diluted earnings (loss) per share	$(0.07)	$(0.00)

Note 12 – Stockholders’ Equity

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

Note 13 – Employee Welfare Plan

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

Note 14 - Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with a financial institution of $5,209 as of September 30, 2009.

Note 15 - Subsequent Events

None.

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

Results of Operations

For the fiscal year ended June 30, 2008, we experienced record growth in terms of sales as we recorded $12.58 million in revenue, a 127% increase compared to fiscal year 2007. However, starting in mid-2008, as the management resolved to temporarily halt operations and formed an exploratory committee to evaluate the possibility of utilizing the current production lines and inventories, the Company did not generate any revenue for the three months ended September 30, 2009.

As production and marketing have been halted, the Company was forced to write-off other receivables and advances to suppliers as bad debts, which resulted in an increase in operating expenses. The Company incurred SG&A expenses of $ 1,472,326 for the quarter ended September 30, 2009, representing an increase of $1,463,139 as compared to the $9,187 SG&A expenses incurred during the same period last year. We incurred a net loss of $1,472,326 during the quarter ended September 30, 2009 as compared to a net loss of $1,960 during the same period a year earlier. For the three months ended September 30, 2009, we ended up with a cumulative net loss of $1,464,756, as compared to a cumulative net income of $641,073 during the same period last year.

Liquidity and Capital Resources

Since Tieli XiaoXingAnling was organized at the end of 2003, its operations have been funded primarily by capital contributions from its shareholders (who became, in July 2007, the controlling shareholders of China SXAN Biotech).  In addition, the shareholders have made short-term, non-interest bearing loans to Tieli XiaoXingAnling when it needed working capital. However, because the Company has recently incurred sizeable losses, at September 30, 2009 the Company had a working capital deficit of $290,782.

During the three months ended September 30, 2009, the operations of Tieli XiaoXingAnling used $65,000 in cash. The provision for bad debts of $1,197,583 and obsolete inventory of $168,008 largely reduced the negative effect of the net loss on our cash flow.

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

Until 2008, all of our business consisted of the sale of hasma – raw forest frog fatty tissues. During the 2009 fiscal year we suspended those operations, as we realized that they would not be profitable over the long term.  We are currently exploring methods of achieving profitable operations in the forest frog industry.  It may occur, however, that we will be unable to formulate a business plan that achieves profitability, in which case we will be forced to liquidate our property and equipment.

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

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China SXAN Biotech’s first fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect China SXAN Biotech’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ened September 30, 2009

Item 3.        Defaults Upon Senior Securities

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

CHINA SXAN BIOTECH, INC.

Date: November 12, 2009	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer and Chief Financial Officer