Form 10-Q/A
period 2009-01-06
CHINA SXAN BIOTECH, INC.
filed 2010-01-06
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

     Amendment No.2 to  FORM 10-Q

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
(Address of Principal Executive Offices)

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

Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes                      No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☒                                                                                     Smaller reporting company  o
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 20, 2008:  Common Stock: 19,542,572 shares

EXPLANATORY NOTE:

This Amendment No. 2 10-Q (the “Amended Filing”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Original  Filing”) of China SXAN Biotech, Inc. (the “Company”) is filed to correct and include the complete text of the items which in our case are item 1 being amended. Since we have made changes to the unaudited statements of income of the financial statements, in this amended filings we included all the disclosures required under Item 1 of the Form 10-Q. This Amended Filing also includes required certifications relating to the internal control over financial reporting of the Company of Exhibits 31.1 and 32.1.

This Form 10-Q/A should be read in conjunction with the original Form 10-QSB, which continues to speak as of the date of the Form 10-QSB. Except as specifically noted above.

Item 1. Financial Statements
CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008
(UNAUDITED)

ASSETS
	March 31,	June 30,
	2008	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$265,414	$4,892
Accounts receivable, net of allowance for doubtful accounts of $0
and $6,666 at March 31, 2008 and June 30, 2007, respectively	5,100	1,326,481
Other receivables, net of allowance for doubtful accounts of $2,653
and $0 at March 31, 2008 and June 30, 2007, respectively	527,981	678,344
Inventory	5,685,278	1,332,469
Advances to suppliers	1,672,616	1,877,554
Prepaid expenses	385	151

Total Current Assets	8,156,774	5,219,891

PROPERTY AND EQUIPMENT, NET	732,111	837,047

OTHER ASSETS
Intangible assets, net	4,442,432	4,155,315

Total Assets	$13,331,317	$10,212,253

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$686,836	$425,875
Income taxes payable	993,104	736,496
Taxes payable	123,677	-
Due to stockholders	298,495	225,474
Total Current Liabilities	2,102,112	1,387,845

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized
19,542,572 and 39,527,897 shares issued and outstanding
at March 31, 2008 and June 30, 2007, respectively	19,543	39,528
Additional paid-in capital	4,466,731	4,600,841
Retained earnings	5,066,380	3,360,137
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	1,270,758	418,109
Total Stockholders’ Equity	11,229,205	8,824,408

Total Liabilities and Stockholders’ Equity	$13,331,317	$10,212,253

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(Restated)	(Restated)	(Restated)	(Restated)
	2008	2007	2008	2007

REVENUE	$1,015,156	$667,447	$6,026,038	$3,972,621

COST OF GOODS SOLD	600,028	292,398	2,983,402	1,605,531

GROSS PROFIT	415,128	375,049	3,042,636	2,367,090

OPERATING EXPENSES
Selling, general and administrative expenses	221,189	95,608	1,039,681	414,766

INCOME FROM OPERATIONS	193,939	279,441	2,002,955	1,952,324

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(910)	-	(2,043)
Other income (expense), net	(201)	393	4,389	13,279

Total Other Income (Expense)	(201)	(517)	4,389	11,236

INCOME BEFORE PROVISION FOR
INCOME TAXES	193,738	278,924	2,007,344	1,963,560

PROVISION FOR INCOME TAXES	29,060	41,972	301,102	313,442

NET INCOME	164,678	236,952	1,706,242	1,650,118

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	434,226	92,704	853,649	253,599

COMPREHENSIVE INCOME	$598,904	$329,656	$2,559,891	$1,903,717

EARNINGS PER SHARE
Basic	$0.01	$0.31	$0.16	$2.13
Diluted	$0.01	$0.18	$0.09	$1.27

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	19,542,572	775,056	10,714,459	775,056
Diluted	20,072,209	1,304,692	20,072,209	1,304,692
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended
	March 31,
	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,706,242	$1,650,118
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	174,113	137,872
Amortization	66,447	61,731
Bad debt expense	(4,355)	-
Changes in assets and liabilities:
Accounts receivable	1,375,118	(97,535)
Other receivables	113,703	(191,691)
Inventory	(4,025,800)	(365,589)
Advance to suppliers	347,914	(1,952,048)
Prepaid expenses	156	458
Accounts payable and accrued expenses	195,961	40,591
Income tax payable	183,626	313,402
Other payables	117,478	97,991

Total Adjustments	(1,455,639)	(1,954,818)

Net Cash Provided by Operating Activities	250,603	(304,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,594)	(84,364)

Net Cash Used by Investing Activities	(5,594)	(84,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	301,797
Proceeds from shareholders’ loans		89,860
Cash acquired in reverse merger transaction	2,087	-

Net Cash Provided by Financing Activities	2,087	391,657

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	13,426	190
		-
NET INCREASE IN CASH AND CASH EQUIVALENTS	260,522	2,783

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	2,783

CASH AND CASH EQUIVALENTS - ENDING	$265,414	$5,566
The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China SXAN Biotech, Inc. (the “Company”, formerly Advance Technologies, Inc.), a Nevada corporation, was incorporated on June 16, 1969. On July 10, 2007, the Company acquired the outstanding capital stock of American SXAN Biotech, Inc., a Delaware corporation (“American SXAN”). The Company is engaged in the business of manufacturing and marketing wines and tonics derived from domesticated forest frogs.

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

On October 31, 2006 the Board of Directors of Tieli Xiaoxinganling Forest Frog Breeding Co., Ltd. (“Tieli”) unanimously approved the acquisition of Tieli by American SXAN. In exchange for the transfer of 100% of Tieli to American SXAN, American SXAN agreed to issue a promissory note in the principal amount of $1,000,000 to Tieli and the shareholders of American SXAN agreed that, upon the merge of American SXAN into a public company, they would assign 80% of the outstanding shares of the public company to the prior owners of Tieli. The transaction was treated as a reverse merger as American SXAN was a holding company with no significant operations and Tieli continues as the primary operating entity after the transaction.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

NOTE 14 – SUBSEQUENT EVENTS

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

CHINA SXAN BIOTECH, INC.

Date: January 6, 2010	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer