Form 10-Q/A
period 2010-01-06
CHINA SXAN BIOTECH, INC.
filed 2010-01-06
CIK 1081944

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

Non-accelerated filer  ☒                                                                                     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 14, 2008:  Common Stock: 19,542,572 shares

EXPLANATORY NOTE:

This Amendment No. 2 10-Q (the “Amended Filing”) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (the “Original  Filing”) of China SXAN Biotech, Inc. (the “Company”) is filed to correct  and include the complete text of the item which in our case is item 1 being amended. Since we have made changes to the unaudited statements of income of the financial statements, in this amended filings we included all the disclosures required under Item 1 of the Form 10-Q. This Amended Filing also includes  required certifications relating to the internal control over financial reporting of the Company, Exhibits 31.1 and 32.1 of the Original Filing.

This Form 10-Q/A should be read in conjunction with the original Form 10-QSB, which continues to speak as of the date of the Form 10-QSB. Except as specifically noted above.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED INCOME STATEMENT
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
(UNAUDITED)

	December 31,	June 30,
	2007	2007
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$72,336	$4,892
Accounts receivable, net of allowance for doubtful accounts of $0
and $6,666 at December 31, 2007 and June 30, 2007, respectively	5,100	1,326,481
Other receivables, net of allowance for doubtful accounts of $2,515
and $0 at December 31, 2007 and June 30, 2007, respectively	500,541	678,344
Inventory	5,410,207	1,332,469
Advances to suppliers	1,605,989	1,877,554
Prepaid expenses	385	151

Total Current Assets	7,594,558	5,219,891

PROPERTY AND EQUIPMENT, NET	756,536	837,047

OTHER ASSETS
Intangible assets, net	4,287,496	4,155,315

Total Assets	$12,638,590	$10,212,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$671,494	$425,875
Income taxes payable	928,309	736,496
Taxes payable	118,740	-
Due to stockholders	289,747	225,474
Total Current Liabilities	2,008,290	1,387,845

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued and
outstanding, respectively	27,011	27,011
Common stock, $0.001 par value, 100,000,000 shares authorized,
19,542,572 and 39,527,897 shares issued and outstanding
at December 31, 2007 and June 30, 2007, respectively	19,543	39,528
Additional paid-in capital	4,466,731	4,600,841
Retained earnings	4,901,702	3,360,137
Statutory reserve	378,782	378,782
Accumulated other comprehensive income	836,531	418,109
Total Stockholders’ Equity	10,630,300	8,824,408

Total Liabilities and Stockholders’ Equity	$12,638,590	$10,212,253

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUE	$3,644,824	$3,271,018	$5,010,882	$3,305,174

COST OF GOODS SOLD	1,983,135	1,222,818	2,383,374	1,313,133

GROSS PROFIT	1,661,689	2,048,200	2,627,508	1,992,041

OPERATING EXPENSES
Selling, general and administrative expenses	559,912	270,955	818,492	319,158

INCOME FROM OPERATIONS	1,101,777	1,777,245	1,809,016	1,672,883

OTHER INCOME (EXPENSE)
Interest income (expense), net	-	(1,133)	-	(1,133)
Other income (expense), net	89	12,772	4,590	12,886

Total Other Income (Expense)	89	11,639	4,590	11,753

INCOME BEFORE PROVISION FOR
INCOME TAXES	1,101,866	1,788,884	1,813,606	1,684,636

PROVISION FOR INCOME TAXES	165,280	271,470	272,041	271,470

NET INCOME	936,586	1,517,414	1,541,565	1,413,166

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	285,907	97,286	418,423	160,895

COMPREHENSIVE INCOME	$1,222,493	$1,614,700	$1,959,988	$1,574,061

EARNINGS PER SHARE
Basic	$0.09	$1.96	$0.24	$1.82
Diluted	$0.05	$1.16	$0.08	$1.08

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	10,910,858	775,056	6,348,381	775,056
Diluted	20,072,209	1,304,692	20,072,209	1,304,692

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Six Months Ended
	December 31,
	2007	2006
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,541,565	$1,413,166
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	114,286	102,686
Amortization	43,629	41,089
Bad debt expense	(4,321)	-
Changes in assets and liabilities:
Accounts receivable	1,354,335	(697,269)
Other receivables	118,292	427,304
Inventory	(3,918,049)	(201,480)
Advance to suppliers	342,522	(591,086)
Prepaid expenses	154	455
Accounts payable and accrued expenses	199,597	25,154
Income tax payable	156,341	271,431
Taxes payable	115,700	-

Total Adjustments	(1,477,514)	(621,716)

Net Cash Provided by Operating Activities	64,051	791,450

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(566)	(1,086,613)

Net Cash Used by Investing Activities	(566)	(1,086,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	299,805
Proceeds from shareholders’ loans	-	95,599
Cash acquired in reverse merger transaction	2,087	-

Net Cash Provided by Financing Activities	2,087	395,404

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	1,872	1,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,444	101,695

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	2,783

CASH AND CASH EQUIVALENTS - ENDING	$72,336	$104,478

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SXAN BIOTECH INC.
(FORMERLY ADVANCE TECHNOLOGIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
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

Tieli XiaoXingAnling has adequate resources to fund its operations for the foreseeable future.  However, its management has budgeted a capital expenditure over the next twelve months of 85 million RMB (approx. $11 million).  Management’s plans include:

•	Development of the Company’s forest property in Heli to house an additional five million forest frogs, thus doubling the company?痵 production;

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

CHINA SXAN BIOTECH, INC.

Date: Janurary 6, 2010	By: /s/ Feng Zhen Xing
Feng Zhen Xing, Chief Executive Officer
and Chief Financial Officer