Form 10-K/A
CHINA SXAN BIOTECH, INC.
filed 2010-01-06
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

Amendment No.1 to FORM 10-K

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

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☒                                                                                     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

There were 19,542,572 shares of common stock outstanding as of November 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE:

This Amendment No.1 10-K(the “Amended Filing”) to the Annual Report on Form 10-K for the quarter ended June 30, 2008 (the “Original  Filing”) of China SXAN Biotech, Inc. (the “Company”) is filed to correct and briefly state the materially important physical properties of the Company in Item 2. as amended according to guidance of Item 2 of Regulation S-K. And describe the controls and procedures of the Company were effective in Item8A. Also, as amended, we filed a restated consolidated financial statements along with the amended notes to respond the Staffs comments regarding Item 7. Since we have made several changes to the Original Filing, in this amended filings we included all the disclosures required under Item 2, Item 8A and Item 7 of the Form 10-K. This Amended Filing also includes required certifications relating to the internal control over financial reporting of the Company, Exhibits 31.1 and 32.1 of the Original Filing.

This Form 10-K/A should be read in conjunction with the original Form 10-KSB, which continues to speak as of the date of the Form 10-KSB. Except as specifically noted above.

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

PART 1

Item 2.  Properties

Our operations are located on a plantation in the XiaoXing ‘an Mountain district, the location of the majority of China’s commercial forest frog production.  Pursuant to a lease from the Province of Heilongjiang Tieli XiaoXingAnling has farming rights to a semi-wild area of 360,000 m2, from which we harvest forest frogs.  In addition, we have a land use permit from the Province of Heilongjiang  to a parcel of 145,000 m2, on which we have located our production facilities.

In addition to our Tieli plantation, we have also obtained from the Province of Heilongjiang a 40 year land use permit on a 5000 mu (@ 8,240 acres) parcel of forest land in Heli, which is approximately 250 km from Tieli.  If we can obtain the necessary funds, we plan to develop a 5 million frog facility on the Heli property in 2008, in order to double our production capacity.

Feng Zhen Xing, the founder of Tieli XiaoXingAnling, acquired the several land use rights for a price of $4,039,390 and contributed them to the Company.  We are amortizing the land use rights at a rate of $88,596 per year.

The real property described in this Item is sufficient for our purposes for the foreseeable future.

Item 8A.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

                The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the ‘Exchange Act”), as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The lack of employees prevents us from segregating disclosure duties and has at times resulted in delayed disclosures.  The inadequate staffing and lack of segregation of duties is a weakness because it has at times led to the untimely identification and resolution of accounting and disclosure matters and has at timed led to a failure to perform timely and effective reviews.  Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters. The employees of the Company who are responsible for preparation of our financial statements understand the basic bookkeeping and accounting procedures involved in preparing financial statements that conform to U. S. GAAP.  What they lack, which constitutes the material weakness referred to, is experience sufficient to identify unfamiliar situations that require new accounting procedures.  So when Tieli Xiao XingAnling first prepared financial statements for inclusion in the 8-K reporting its reverse merger into the Company, a significant number of adjustments were mandated by the auditors.  Then, after the reverse merger, when they were first required to prepare consolidated financial statements, they required guidance from the auditors regarding the treatment of equity after the reverse merger. Since then, the Company’s operations have not changes in any material fashion, so no new accounting issues have arisen, and the Company’s employees have been able to prepare the financial statements with only occasional guidance by the auditors.

Item 7. Financial Statement
Report of Independent Registered Public Accounting Firm

To the Board of Directors
China SXAN Biotech Inc.

We have audited the accompanying consolidated balance sheets of China SXAN Biotech Inc. as of June 30, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American SXAN Biotech Inc. as of June 30, 2008, and the results of their operations and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 8, 2008
(Except for Note 1, 2, 12, 15 and 16 as to which
  the date is December 2, 2009)

 Consolidated Balance Sheets

	2008	2007
	(Restated)	(Restated)
Assets:
Current assets:
Cash and cash equivalents	$23,203	$4,892
Accounts receivable, net of allowance for doubtful accounts of $0
and$6,666 at June 30, 2008 and June 30, 2007, respectively	-	1,326,481
Inventory	2,076,016	1,332,469
Other receivables	1,163,854	678,344
Advances to suppliers	5,884,877	1,877,554
Prepaid expenses	385	151
Total current assets:	9,148,335	5,219,891

Property and equipment, net:	695,163	837,047

Other assets:
Intangible assets, net	4,515,047	4,155,315

Total assets:	$14,358,545	$10,212,253

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$249,212	$425,875
Income taxes payable	1,216,130	736,496
Due from shareholders	79,350	225,474
Other tax payable	126,362	-
Other payables	68,435	-
Total current liabilities:	1,739,489	1,387,848

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued
and outstanding, respectively	27,011	27,011
Common stocks, $0.001 par value, 100,000,000 shares
authorized, 19,542,572 and 39,527,897 shares issued and outstanding
at June 30, 2008 and 2007, respectively	19,543	39,528
Additional paid-in capital	4,466,731	4,600,841
Retained earnings	5,888,629	3,360,137
Statutory reserve	659,726	378,782
Accumulated other comprehensive income	1,557,416	418,109
Total stockholders’ equity:	12,619,056	8,824,409

Total Liabilities and Stockholders' Equity:	$14,358,545	$10,212,253

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	2008	2007
	(Restated)	(Restated)

Revenue:	$12,587,579	$5,535,608

Cost of goods sold:	7,830,672	2,207,496

Gross profit:	4,756,907	3,328,112

Selling, general and administrative:	1,455,800	510,288

Income from operations:	3,301,108	2,817,824

Other income (expense):
Other income, net	378	13,065
Non-operation income	4,351	13,110
Interest income (expense), net	(618)	(743)

Total other income (expense):	4,111	25,432

Income before provision for income tax:	3,305,219	2,843,256

Provision for income tax:	495,783	434,007

Net income:	2,809,436	2,409,249

Other comprehensive income:
Foreign currency translation adjustment	1,139,307	366,483

Comprehensive income:	$3,948,743	$2,775,732

Earnings per share:
Basic	$0.22	$3.11
Diluted	$0.14	$1.85

Weighted average number of
common shares outstanding:
Basic	12,909,427	775,056
Diluted	20,072,209	1,304,692

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

										Accumulated
							Additional			other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2006	27,588,477	$27,588	-	$-	39,527,897	$39,528	$4,300,064	$137,857	$1,191,813	$51,626	$5,748,476

Preferred series A stock issued
in connection with financing	(577,000)	(577)	-	-	-	-	577	-	-	-	-

Contribution of capital	-	-	-	-	-	-	300,200	-	-	-	300,200

Net income	-	-	-	-	-	-	-	-	2,409,249	-	2,409,249

Statutory reserve	-	-	-	-	-	-	-	240,925	(240,925)	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	366,483	366,483

Balance at June 30, 2007	27,011,477	$27,011	-	$-	39,527,897	$39,528	$4,600,841	$378,782	$3,360,137	$418,109	$8,824,408

Common stock issued in
recapitalization	-	-	-	-	57,143,302	57,143	(211,238)	-	-	-	(154,095)

Series B preferred stock
issued in recapitalization	-	-	100,000	100	-	-	(100)	-	-	-	-

Common stock reverse
split 1:51	-	-	-	-	(94,775,686)	(94,775)	94,775	-	-	-	-

Series B preferred stock
converted to comment stock	-	-	(100,000)	(100)	17,647,059	17,647	(17,547)	-	-	-	-

Net income	-	-	-	-	-	-	-	-	2,809,436	-	2,809,436

Statutory reserve	-	-	-	-	-	-	-	280,944	(280,944)	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	-	1,139,307	1,139,307

Balance at June 30, 2008	27,011,477	$27,011	-	$-	19,542,572	$19,543	$4,466,731	$659,726	$5,888,629	$1,557,416	$12,619,056

 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$2,809,436	$2,409,249
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	246,343	193,485
Amortization	93,998	83,016
Provision for bad debts	-	6,493
Changes in assets and liabilities:
Accounts receivable	1,458,528	(1,298,576)
Other receivables	(407,525)	(120,482)
Inventory	(589,483)	(614,197)
Advances to suppliers	(3,749,866)	(1,828,866)
Prepaid expenses	165	462
Accounts payable and accrued expenses	(227,198)	340,380
Income taxes payable	393,541	544,944
Other taxes payable	124,638	-
Other payables	(27,795)	-

Total adjustments:	(2,684,654)	(2,693,341)

Net cash used by operating activities:	124,782	(284,092)

Cash flows from investing activities
Acquisition of property and equipment	(15,439)	(85,101)

Net cash used by investing activities:	(15,439)	(85,101)

Cash flows from financing activities:
Proceeds from sale of common stock	-	303,773
Proceeds (repayments) of stockholders’ loans	(220,848)	67,340

Net cash provided by financing activities:	(220,848)	371,113

Effect of foreign currency translation on cash:	129,816	189

Net increase in cash and cash equivalents:	18,311	2,109

Cash and cash equivalents – beginning:	4,892	2,783

Cash and cash equivalents – ending:	$23,203	$4,892

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

ACCOUNTS RECEIVABLE

During the year ended June 30, 2008 all sales by the Company were made on a cash-on-delivery basis.  Accordingly, the Company did not have any accounts receivable.   In addition, the Company does not provide customers a right of return or other similar allowances, and accordingly has not recorded any reserve for returns.

During the year ended June 30, 2007, the Company’s sales terms allowed for payments to be made for up to one year.   Management reviewed customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the need for reserves.  Allowance for doubtful accounts amounted to $6,666 at June 30, 2007.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2007 and 2008.The standard corporate income tax rate decreased from 33% to 25% beginning on January 1, 2008, when the new Chinese tax law became effective.

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2008 and 2007 consisted of the following:
	2008	2007
Buildings	$1,234,117	$1,280,322
Equipment	254,444	46,058
Breeding livestock	1,223	1,176
Construction in progress	9,705	9,331
	1,499,489	1,336,887
Less: accumulated depreciation	804,326	459,840

Total	$695,163	$4,837,047

Depreciation expense for the years ended June 30, 2008 and 2007 was $246,343 and $193,485, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Net intangible assets at June 30, 2008 and 2007 were as follows:

Rights to use land	$4,707,245
Less: accumulated amortization	(168,853)
Total	$4,538,391

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

NOTE 10– SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest was $618 and $743 and $0 and $434,00 for income taxes during the years ended June 30, 2008 and 2007, respectively.

NOTE 11 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 12– STATUTORY RESERVE

Under PRC law, the Company’s subsidiaries in PRC are required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. At June 30, 2008 and 2007, the balances for statutory reserve were $659,726 and $378,782, respectively.

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

NOTE 15 – INCOME TAX

China SXAN and Amercian SXAN being incorporated in the State of Nevada and Delaware respectively, and conduct all of its business through its Chinese subsidiary and its affiliated Chinese operating company. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the years ended June 30, 2008 and 2007, there was no provision or benefit for U.S. income tax purpose.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%.

The Company’s Chinese subsidiary and affiliated operating company - Tieli based in China are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a rate of 15% of net income.  Given Tieli is doing business in the husbandry industry, Tieli is allowed to delay paying income taxes.  All income taxes since its inception have been accrued. Income tax for the year ended June 30, 2008 and 2007 was $495,783 and $434,007, respectively.

NOTE 16 – RESTATEMENTS

The effect of restatement is as follows:

 CONSOLIDATED BALANCE SHEETS
ASSETS
	As Reported	As Restated
	June 30,	June 30,	Effect of
	2008	2008	Changes
CURRENT ASSETS
Cash and cash equivalents	$23,203	$23,203	$-
Accounts receivable	-	-	-
Inventory	2,076,016	2,076,016	-
Other receivables	1,163,854	1,163,854	-
Advances to suppliers	5,884,877	5,884,877	-
Prepaid expenses	385	385	-

Total Current Assets	9,148,335	9,148,335	-

PROPERTY AND EQUIPMENT, NET	695,163	695,163	-

OTHER ASSETS
Intangible assets, net	4,515,047	4,515,047	-

Total Assets	$14,358,545	$14,358,545	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$249,212	$249,212	$-
Income taxes payable	1,216,130	1,216,130	-
Due from stockholders	79,350	79,350	-
Other tax payable	126,362	126,362
Other payables	68,435	68,435	-
Total Current Liabilities	1,739,489	1,739,489	-

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $0.001 par value,
100,000,000 shares authorized, 27,011,477 shares issued
and outstanding, respectively	27,011	27,011	-
Common stock, $0.001 par value, 100,000,000 shares
authorized ,19,542,572 shares issued and outstanding	19,543	19,543	-
Additional paid-in capital	4,466,731	4,466,731	-
Retained earnings	6,169,574	5,888,629	(280,945)
Statutory reserve	378,782	659,726	280,944
Accumulated other comprehensive income	1,557,416	1,557,415	1
Total Stockholders’ Equity	12,619,056	12,619,056	-

Total Liabilities and Stockholders’ Equity	$14,358,545	$14,358,545	$-

NOTE 16 – RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As Reported	As Restated
	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,	Effect of
	2008	2008	Changes

REVENUE	$12,587,579	$12,587,579	$-

COST OF GOODS SOLD	7,830,672	7,830,672	-

GROSS PROFIT	4,756,907	4,756,907	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,455,800	1,455,800

INCOME FROM OPERATIONS	3,301,108	3,301,108	-

OTHER INCOME (EXPENSE)
Other income (expense), net	378	378
Non-operation income	4,351	4,351	-
Interest income (expense), net	(618)	(618)	-

Total Other Income (Expense)	4,111	4,111	-

INCOME BEFORE PROVISION FOR INCOME TAX	3,305,219	3,305,219

PROVISION FOR INCOME TAXES	495,783	495,783	-

NET INCOME	2,809,436	2,809,436	-

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,139,307	1,139,307	-

COMPREHENSIVE INCOME	$3,948,743	$3,948,743	$-

EARNINGS PER SHARE
Basic	$0.14	$0.22	$0.08
Diluted	$0.14	$0.14	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
Basic	20,072,209	12,909,427	7,162,782
Diluted	20,072,209	20,072,209	-

NOTE 16 – RESTATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	As Restated
	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,	Effect of
	2008	2008	Changes
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,809,436	$2,809,436	$-
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	246,343	246,343	-
Amortization	93,998	93,998	-
Intangible assets
Non-cash capital contribution
Bad debt expense			-
Changes in assets and liabilities:
Accounts receivable	1,458,528	1,458,528	-
Other receivables	(407,525)	(407,525)	-
Inventory	(589,483)	(589,483)	-
Advances to suppliers	(3,749,866)	(3,749,866)	-
Prepaid expenses	165	165	-
Accounts payable and accrued expenses	(227,198)	(227,198)	-
Income tax payable	393,541	393,541	-
Other taxes payable	124,638	124,638
Other payables	(27,795)	(27,795)	-

Total Adjustments	(2,684,654)	(2,684,654)	-

Net Cash Provided by Operating Activities	124,782	124,782	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,439)	(15,439)	-

Net Cash Used by Investing Activities	(15,439)	(15,439)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-
Proceeds (repayments) of shareholders’ loans	(220,848)	(220,848)

Net Cash Provided by Financing Activities	(220,848)	(220,848)	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	129,816	129,816	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,311	18,311	-

CASH AND CASH EQUIVALENTS - BEGINNING	4,892	4,892	-

CASH AND CASH EQUIVALENTS - ENDING	$23,203	$23,203	$-

NOTE 17 - SUBSEQUENT EVENTS

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
.

China Sxan Biotech, Inc.

By:	/s/Feng Zhen Xing
Name	Feng Zhen Xing
Title:	Chief Executive Officer and President

In accordance with the Exchange Act, this Amended Report has been signed below on January 6, 2010, by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Feng Zhen Xing
Feng Zheng Xing
Chief Executive Officer and Chief Financial Officer