Form 10-Q
period 2009-12-31
CHINA SXAN BIOTECH, INC.
filed 2010-02-22
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27175

CHINA SXAN BIOTECH, INC.
(Name of Registrant as Specified in its Charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

49 Fuxingmennei Street, Suite 310, Beijing, P.R. China 100031
(Address of principal executive offices) (Zip Code)
Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of February 20, 2010, 59,542,572 shares of common stock are outstanding, par value $.001 per share.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA SXAN BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE STATEMENTS
(UNAUDITED)
	December 31	March 31,
	2009	2009
		(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$194,368	$14,504
Accounts receivable, net	519,729	290,217
Other account receivable	294,337	138,189
Advanced to suppliers	16,419	-
Inventory	402,393	184,589
Prepaid Expenses	109,577	-
Total Current Assets	1,536,823	627,499

Property, Plant & Equipment, net	1,917,883	1,935,949

Intangible assets, net	457,653	457,029

Total Assets	3,912,359	3,020,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	624,002	44,406
Advance from Customers	125,429	145,108
Tax Payable	78,638	28,037
Accrued expenses and other payable	1,500,729	734,069
Total Current Liabilities	2,328,798	951,620

Related Party Transactions
Loan from Shareholders	1,716,047	1,700,523

Total Liabilities	4,044,845	2,652,143

Stockholders' Equity:
Convertible Preferred Stocks, Series A, 99,896,000 shares authorized;
-0- shares issued and outstanding as of December 31, 2009 and March 31, 2009	-	-
Convertible Perferred Stocks, Series C, 3,600 shares issued and
outstanding as of December 31, 2009 and -0- shares issued and outstanding as of March 31, 2009	360,000	-
Common Stock, par value $0.001, 100,000,000 shares authorized
59,542,572 shares issued and outstanding	59,543	59,543
Additional Paid in Capital	1,596,547	1,916,775
Accumulated other comprehensive income	(62,603)	(23,128)
Retained Earnings	(2,085,973)	(1,584,856)
Total Stockholders' Equity	(132,486)	368,334

Total Liabilities and Stockholders' Equity	$ 3,912,359	$ 3,020,477
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SXAN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008

Revenues	12	346	36,413	117,229

Cost of Goods Sold	33	457	96,335	154,697

Gross Profit (Loss)	(21)	(111)	(59,922)	(37,468)

Operating Expenses:
Sales Expenses	0	1,913	1,466	9,059
General and Administrative Expenses	306,115	254,880	439,243	457,237

Total Operating Expenses	306,115	256,793	440,709	466,296

Loss from Operations before other Income & Expense	(306,136)	(256,904)	(500,631)	(503,764)

Other Income & (Expense):
Other income	0	0	33	31
Financial expense	(139)	0	(64)	(1,264)

Total Other Income/(Expenses)	(139)	0	(31)	(1,233)

Loss Before Income Taxes	(306,275)	(256,904)	(500,662)	(504,997)

Provision For Income Taxes	0	0	(455)	0

Net Income (Loss)	(306,275)	(256,904)	(501,117)	(504,997)

Other Comprehensive Items:

Foreign Currency Translation Gain (Loss)	(59)	0	(39,475)	(52,726)

Net Comprehensive Income (Loss)	(306,334)	(256,904)	(540,592)	(557,723)
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SXAN BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 & 2008
(UNAUDITED)
	For Nine Months Ended
Cash Flows From Operating Activities:	December 31,
	2009	2008

Net Income (loss)	$(501,117)	$(504,996)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	50,494	64,504
(Increase) or Decrease in Current Assets:
Accounts Receivable	(229,512)	23,076
Inventories	(217,804)	36,126
Advanced to Suppliers	(16,419)	(142,469)
Other account receivable	(156,148)	357,024
Prepaid Expenses	(109,577)	(141,418)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	579,596	159,092
Advanced from Customers	(19,679)	293,699
Tax Payable	50,601	204,490
Other payable	-	27,871
Accrued expense	766,660	(35,985)

Net Cash ( Used) Provided by Operating Activities	197,095	341,014

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(178,057)	(123,902)
Disposal of Fixed Assets	145,629	-

Net Cash Used in Investing Activities	(33,052)	(123,902)

Cash Flows From Financing Activities:

Capital contribution	39,772	(392,157)
Proceed from related party loan	15,524	140,640
Net Cash Used in Financing Activities	55,296	(251,517)

Effect of exchange rate changes on cash and cash equivalents	(39,475)	5,037

Increase in Cash and Cash Equivalents	179,864	(29,368)

Cash and Cash Equivalents -Beginning Balance	14,504	194,034

Cash and Cash Equivalents - Ending Balance	$194,368	$164,666

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	-	-
Income Taxes Paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SXAN BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 and 2008 (UNAUDITED)

Note 1 – Organization and Description of Business

China SXAN Biotech, Inc. (the “Company”) has one operating subsidiary, SNX Organic Fertilizers, Inc.  SNX Organic Fertilizers, Inc.  was formed and registered in the state of Delaware in November 2005. Its core business, through its operating subsidiaries based in China, is to develop, manufacture and market organic fertilizer.

The Company’s business operation is carried on by its subsidiaries, Beijing Shennongxing Technology, Ltd.Co. (“BSNX”). BSNX was formed in June 2002 with a registered capital of five hundred thousand (500,000) RMB. In January 2005, the BSNX has amended its charter and changed its name from Beijing Earth Village Zoology & Touring Developing Central to current name Beijing Shennongxing Technology, Ltd. Co., and has increased its capital to one million (1,000,000) RMB, which is approximately $124,355 US Dollar. In March 2006, the Company acquired 100% of BSNX’s shares, and its shareholders transferred their shares to the Company. The BSNX foreign statue has approved by Haidian Business Bureau in Beijing China. The BSNX operations are extracting color from nature plant, manufacturing and technical counseling organic fertilizer, studying and researching organic agricultural products.

Beijing Shennongxing Huanan Xiangyu Green Fertilizer Ltd, Co. (“HX”) was organized in 2005. HX major products are biology organic fertilizer; organic leaves fertilizer, organic composite fertilizer. HX was located in Huanan county of Heilongjiang province. BSNX signed a managing agreement with Huanan local government and paid two million two hundred thousand (2,2 Mil) RMB which is equivalent to $265,492 USD to obtain the license for operating right of Xiangyu Fertilizer Company of Huanan County (“XFH”) and XFH’s plant, equipment and brand and related intangible assets for 20 years.

In April 2007, The Company invested one million and seven hundred thousand (1.7 mil) RMB, which is equivalent to $239,670 USD to establish Daqing Shennongxing Xiangyu Technology CO., Ltd (“DSNX”). DSNX engaged to produce complex mixing fertilizer, biology fertilizer, and organic fertilizer, develop and market microbe fertilizer. DSNX is located in Daqing City, Heilongjiang province.

Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (“HSNX”) was established on September 15, 2006. Its registered capital was five million and two hundred thousand (5,200.000) RMB, which is equivalent to $762,467 USD. On September 19, 2007, the company paid Two million eighty four thousand two hundred thirty two and thirty four cents (2,084,232.34)  RMB, which is equivalent to $304,986 USD to acquire HSNX. HSNX is located in Jiamusi city, Heilongjiang province of China and engaging to produce complex mixing fertilizer and organic fertilizer.

Note 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full years.

Principles of consolidation

In addition to the financial statements of China SXAN Biotech, Inc., the accompanying unaudited condensed consolidated financial statements include its wholly owned subsidiaries, SNX Organic Fertilizers, Inc. Beijing Shennongxing Technology Co.Ltd, Daqing Shennongxing Xiangyu Technology Co., Ltd , Heilongjiang Shennongxing Xiangyu Organic Fertilizer Co., Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets and the valuation of accounts receivable and inventories.  Actual results could differ from those estimates.
Revenue  recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains cash and cash equivalents with financial institutions in the People Republic of China (“PRC”). The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

Concentration of credit risk

Certain financial instruments are subject to concentration of credit risk They consist of cash and cash equivalents. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and March 31, 2009, the Company had deposits totaling $194,368 and $14,504 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Inventories

Inventories are stated at lower of cost, as determined on a weighted average basis, or market value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Estimated Useful Life
Building	30-40 years
Machinery and equipment	10-20 years
Other equipment	5 years
Transportation equipment	5-7 years

Impairment of Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360 “Accounting for the impairment of Disposal of Long-Lived Assets”, which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement

Intangible assets

Intangible assets consist of “rights to use land and build a plant.” According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. The method to amortize intangible assets is a 50-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows form these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Accounting for income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, ASC 740 , which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis, In addition, SFAS109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Value Added Tax (VAT)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s Organic fertilizers and bio-fertilizers that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price, respectively. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products. The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements. The VAT tax return is filed to offset the payables against the receivables.
Foreign currency translation

The reporting currency of the Company is the United States Dollar (“USD”). The functional currency of the Company and its subsidiaries is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

Comprehensive income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable and payable, payables to related parties and bank loan) approximate fair value due to the relatively short period to maturity of these instruments.

Statement of cash flows

In accordance with Accounting Standards Codification, ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies.

As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 805 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 805 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) , which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

 In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC 270, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company’s disclosures.

NOTE 3- Accounts Receivable

Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when the management believes collection are at risk.

Accounts considered uncollectible are written off. Management concluded that as of December 31, 2009 and March 31, 2009 the entire amount is collectible and no allowance for doubtful accounts was reserved. The accounts receivable balance as of December 31, 2009 and March 31 2009 is $519,729and $290,217, respectively.

NOTE 4- Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consist of raw materials; work in process and finished goods. Raw materials mainly consist of organic fertilizer, biology fertilizer, extract color from nature plant. The cost of finished goods included (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Although historically an immaterial concern due to the high inventory turnover in the Chinese organic fertilizer industry, the Company reviews its inventory regularly for possible obsolescence. As of December 31, 2009 and March 31, 2009, the Company has not recorded any reserve for inventory obsolescence.

Inventories at December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009

Raw materials	$29,125	$35,755
Work in process	21,568	78,142
Finished goods	351,539	70,692

Totals	$402,393	$184,589

NOTE 5- Property and Equipment

A summary of Property and equipment at December 31, 2009 and March 31, 2009 is as follows:

	December 31, 2009	March 31, 2009

Building	$201,135	$346,764
Transportation equipment	46,562	46,499
Machinery and equipment	1,153,291	1,107,291
Office equipment	22,823	-
Construction in progress	766,282	657,111

Totals	2,190,093	2,157,665
Less accumulated depreciation	(272,210)	(221,716)

Net Fixed Assets	$1,917,883	$1,935,949

Depreciation expenses for the nine months ended as of December 31, 2009 and 2008 are $272,210 and 221,715 respectively.

NOTE 6- Intangible Assets

As of December 31, 2009 and March 31, 2009, intangible assets consist of:

	December 31, 2009	March 31, 2009

Trade mark	$134,913	$134,729
Land use right	322,740	322,300
Total intangible assets	457,653	457,029

Less: Accumulated amortization	-	-

Net value of intangible assets	$457,653	$457,029

As of December 31, 2009 and March 31, 2009, the land use right had not been amortized because the land has not utilized for production.

NOTE 7 – Advances to Supplies

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $16,419 and $ - as of December 31, 2009 and March 31 2009, respectively.

NOTE 8 – Accounts Payable

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers of $624,002 and $44,406 at December 31, 2009 and March 31 2009, respectively.

NOTE 9 –Other Current Liabilities

Other current liabilities consist of:

	December 31, 2009	March 31, 2009
Other payables	$1,214,761	$589,367
Accrued expenses	285,969	144,702
Total	$1,500,729	$734,069

NOTE 10- Loan from Shareholders

As of December 31, 2009 and March 31 2009, the amount of $1,716,047 and $1,700,523 respectively were due to shareholders. This loan is interest free and Company has not accrued the interest.

NOTE 11 – Income Taxes

Under the existing Income Tax Laws of the PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% national income taxes plus 3% local income taxes) on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments. The statutory rate has been changed to 25%, effective January 1, 2008.

NOTE 12 – Statutory Reserve

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividend to shareholders.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. Our company has no profit now, so we don’t calculate Reserved Fund.

NOTE 13 – Commitments and Contingencies

The Company's operations are carried out in the People Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the US and China, and by the general state of China's economy. The Company's operations in China are subject to specific considerations and significant risks not typically associated with companies in the North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

Beijing Shennongxing remains in a pre-market stage of its operations.  During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Sales have been incidental to these activities and, therefore, limited.  During the nine months ended December 31, 2009 we recorded only $36,413 in revenue. During the year ended March 31, 2009 we recorded $117,414 in revenue. These sales were made to a small number of farms and plantations, generally at cost, and primarily for the purpose of initiating distribution for testing purposes.  Primarily because the cost of goods sold recorded on our Statements of Operations includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging), in each period we realized negative gross margin:  a gross loss of $59,922 in the nine months ended December 31, 2009.

An additional reason for our negative margins has been recent increases in the cost of the specialized raw materials that we use in our fertilizer.  Specifically, the cost of carbamide, which serves as an important raw material for our products, increased by 20.6% to RMB 1750 per ton in 2009 from RMB 1450 per ton a year earlier. In addition, the costs of monoammonium, potassium, and potassium chloride have increased significantly during 2009.  Our prospects for profitable operations in the future will depend, in part, on how the international market for these raw materials develops in the next few years.  Similarly, because the cost of transportation represents a significant portion of our cost of goods sold, the international market for oil will also influence our profitability in future periods.

           Our general and administrative expenses principally include:

●   Office staff salaries and benefits;
●   Traveling and entertainment expenses;
●   Other associated fees.

Our general and administrative expenses were $439,243 for the nine months ended December 31, 2009, and were relatively the same, $457,237, for the same period of 2008.  The reduction is primarily attributable to expenses incurred in the 2009 and 2008 fiscal years in connection with (a) product acquisition and development, and (b) efforts by the Company to become publicly listed in the United States.  General and administrative expenses are likely to increase in the near term due to the fact that SNX Organic is now a subsidiary of China SXAN Biotech, and will incur the expenses attendant to SEC reporting and to maintaining a public trading market for the Company’s shares.  In addition, if we are able to secure the funds needed to implement our marketing program, general and administrative expenses will grow along with the expansion of our business operations. When funded, we intend to open new manufacturing facilities and hire additional personnel, all of which will increase our general and administrative expenses.

Due to the low level of our revenues, our operating expenses were approximately equal to our net loss in all of the periods reported on in this Report:  $440,709 for the nine months ended December 31, 2009, $466,296 for the nine months ended December 31, 2008.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended December 31, 2009, the unrealized loss on foreign currency translations reduced our accumulated other comprehensive income by $39,475.

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by loans from our shareholders. As of December 31, 2009, therefore, the balance due to our shareholders was $1,716,047.  This is recorded on our balance sheet as a long-term liability, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

During the nine months ended December 31, 2009 our working capital deficit increased by $467,854. This was less than our net loss of the year of $501,117, primarily due to a contribution of $871,483 in cash made by the management of Beijing Shennongxing during the year.

Included in our current assets at December 31, 2009 are “other account receivable” of $294,337. The greater portion of this item represents funds advanced to middlemen for future purchases of raw materials.  The accounts will be amortized as raw materials are received.

The largest item in our current liabilities is denoted “accrued expenses and other payable.” As of December 31, 2009 this item totaled $1,500,729, representing an increase of $766,660 since March 31, 2009.  Included in this item is $1,214,761 related to the conversion of the facilities of the XiangYu Fertilizer Company for use in our operations.  The item includes amounts owed (but, in most cases, not yet payable) for services by contractors, and also includes refundable contract deposits and bidding deposits given to Beijing Shennongxing in connection with the construction process.

In order to fully implement our business plan, we will require working capital far in excess of our current asset value. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

                Off-Balance Sheet Arrangements

Neither SNX Organic nor Beijing Shennongxing has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  EVALUATION OF CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                The company is not party to any material legal proceeding.

ITEM 1A.           RISK FACTORS.

Not applicable.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

 None

(e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SXAN BIOTECH, INC.

Date : February 22, 2010	/s/ Chen Yu
Chen Yu, Chief Executive Officer and Chief Financial Officer