Form 10-K
CHINA ORGANIC FERTILIZER, INC.
filed 2010-07-14
CIK 1081944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

Commission File Number 1-08397

CHINA ORGANIC FERTILIZER, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4755369
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

49 Fuxingmennei Street, Suite 310, Beijing, P.R. China 100031
(Address of principal executive offices) (Zip Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

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

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of July 13, 2010, 59,542,572 shares of common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference: NONE

PART I

The information in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project,” or “continue,” the negative of such terms or other comparable terminology. You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements.

In evaluating these statements, you should consider various factors, including the risks described under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

ITEMS 1. DESCRIPTION OF BUSINESS

Business

SNX Organic Fertilizers, Inc.

SNX Organic Fertilizers, Inc. was organized under the laws of the State of Delaware in 2005.  It never initiated any business activity.  In March 2006 SNX Organic acquired 100% of the registered capital stock of Beijing Shennongxing in exchange for equity in SNX Organic.  Those shares represent the only asset of SNX Organic.

Beijing Shennongxing Technology Co., Ltd.

Beijing Shennongxing was organized in 2002 under the laws of the People’s Republic of China.  In 2005 the Company amended its charter to adopt its current corporate name and increased its registered capital to 1,000,000 RMB ($146,413).  From inception, Beijing Shennongxing has engaged in the business of manufacturing and marketing organic fertilizer. Currently Beijing Shennongxing operates through two wholly-owned subsidiaries:

•
Daqing Shennongxing Xiangyu Technology Co., Ltd. (“Daqing Shennongxing”).  Beijing Shennongxing invested $239,670 to establish Daqing Shennongxing in Daqing City, Heilongjiang Province.  Daqing Shennongxing specializes in manufacturing complex mixing fertilizer and organic fertilizer, and in developing and marketing microbial fertilizer.

•
Heilongjiang Xiangyu Organic Fertilizer Co., Ltd. (“Heilongjiang Xiangyu”).  Heilongjiang Xiangyu was established in Jiamusi City, Heilongjiang Province in September 2006, with registered capital of $762,467. It specialized in manufacturing compound fertilizer and organic fertilizer under the “Xiangyu” brand, which was developed by a state-owned enterprise and carries considerable goodwill in the agricultural markets of northeast China.

To date we have focused our attention on research and development of our product line.  For that reason our revenues have been modest.  Our products are now ready for full scale marketing, and it is out plan to promote our product in more districts around China, and to set up additional manufacture bases in central China and southern China. Implementation of that plan will require capital, however.  So our focus in the coming months will be on obtaining the working capital that will enable us to take advantage of the market opportunities available to our company.

The Market for Organic Fertilizer in China

The market for fertilizer in a region depends, in the first instance, on the fertility of the regional soil.  By nature, and by reason of poor agricultural practices in the 20th Century, the soil in China is, overall, less fertile than in most other countries.  Studies indicate that effective agricultural production in China requires that the farmer use twice as much fertilizer as is the norm in Japan, 2.4 times the norm in the United States, 4.4 times the norm in Canada, and 8.2 times the norm in Australia.

 According to Ministry of Agriculture of China, there are more than 2 billion acres of cultivated land in Chine, which require approximately 140 million tons of fertilizer per year. The Chinese National Agricultural Means of Production Circulation Association has estimated that in 2008 Chinese fertilizer consumption accounted for 38% of total world-wide fertilizer usage.  China's production of fertilizer, however, falls far short of the demand, with the result that China’s fertilizer supply is still dependent on imports.  Since fertilizer is a bulky and volatile product, difficult to ship, the lack of an adequate domestic supply of fertilizer forces farmers to pay prices for imported fertilizer that are swelled by shipping charges.  This situation creates a significant market opportunity for a domestic supplier of quality fertilizer.

                There are about 500 factories and related companies involved in the commercial manufacture of fertilizer in China.  These 500 companies could be categorized into three different market segments in term of product:

•
Refined organic-based fertilizer, mainly focus on providing agricultural crops with organic nutrition and replenishing micronutrients which cannot be sufficiently obtained from soil. The companies that are involved in manufacturing such products account for about 31% of Chinese fertilizer companies.

•	Compound fertilizer, which combines both organic-based fertilizer and inorganic fertilizer. These companies account for about 58% of Chinese fertilizer companies.

•
Bio-organic based fertilizer, which is able to improve soil condition and suppress crop disease, while providing crops with high quality organic nutrition. These companies account for about 11% of Chinese fertilizer companies.

The third category, which includes Beijing Shennongxing, is the fastest growing segment of the fertilizer industry in China.  Although bio-organic products still represent only a small share of the fertilizer market in China, as public awareness of the relationship between green products and a healthy life style is emerging, demand for organic products is growing. In addition, recognition has grown regarding the detrimental ecological effect of the intense use of chemical fertilizer, as well as the damage to agricultural soil caused by inorganic fertilizer.  Increased use of chemical fertilizer in Chinese agriculture has reduced the soil's ability to absorb nitrogen and other nutrients. Applying organic or compound fertilizer helps to restore the soil by replenishing these micronutrients.  These two factors have prompted several small and regional companies to produce organic, environment-friendly fertilizer. Organic fertilizer comprises a balance of both organic and biotechnology substances, thereby combining the speedy effectiveness of biotech fertilizers with the environmental benefits of the organic ones, thus ensuring significant room for its future development in the Chinese agricultural production system.

Our Products

During the past several years we have developed or acquired the technology necessary a variety of fertilizer products, including high quality organic fertilizer, active organic compound fertilizer, organic foliage fertilizer product, and organic-based fertilizer processed from biodegradable waste. In addition to the high fermentation technology that we imported from the U.S., we are also working closely with Chinese Academy of Agricultural Sciences and China Agricultural University and other experts in an effort to maximize the utility of the technology we imported from overseas.  In the coming years we plan to apply for patents covering our state-of-the-art fertilizer manufacturing technology.

Our core product is “Xiangyu” brand bio-organic fertilizer and compound fertilizer. Our Xiangyu bio-organic fertilizer is produced from a variety of high quality organic materials, including fully fermented stock manure, grass peat, and humic acid. The mixture of those organic materials, combined with several other components, is processed through a series of procedures consisted of stirring, chopping, powder making, dry, cooling off, filtering and packaging.

Organic fertilizers are composed of natural nutritional elements that improve the quality and yield of crops while also improving soil quality, which in turn improves crop yield.  Organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material and the improvement of the soil’s retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrates and moisture content, a benefit not achieved by traditional chemical fertilizers. This process controls the release of nutritional elements that enhance the quality, quantity and health of crops. For example, in our tests comparing mandarin orange production using our bio-organic fertilizer with production using chemical fertilizer, the oranges that were bio-organically fertilized had 8% more sugar content, an increase of 5mg/100g in Vitamin C content and significantly smoother skin.  So, given that organic compound fertilizers typically are less expensive or equal in price to chemical fertilizers, we believe that educated farmers will recognize that use of organic fertilizer provides economic advantages due to the increase of yield and quality and, consequently, the increased margin attained by the farmer at the market.

Plants tend to easily absorb organic fertilizer without many of the side effects found in the use of chemical fertilizer.  This organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. Additional functions of organic compound fertilizer include:

preserving nitrogen and improving soil fertility;
allowing phosphorus and potash fertilizer to gradually dissolve;
promoting disease resistance; and
activating and maintaining soil moisture content.

Our products can be applied to all kinds of crops, but have particular advantages for crops that will benefit from an advanced blooming and fruiting period.  We have tested our products in numerous field trials, in comparison with chemical fertilizer, with application to more than a dozen crops.  Our tests resulted, on average, in a 10% - 30% increase in the net value of the farmer's crop, depending on the particular crop and the product application. The increased value is due, in part, to the increased effectiveness of nitrogen which is catalyzed by the product.  In addition, the disease suppression characteristics of our fertilizer reduced the need for other costly crop protection applications. Our testing indicated that our fertilizers provide the following benefits:

•	Stimulate seed germination and viability, root respiration, formation and growth.
•	Produce thicker, greener, and healthier foliage.
•	Produce more, larger, longer lasting flowers.
•	Increase significantly the protein, vitamin, and mineral contents of most fruits and vegetables.
•	Reduce fertilizer requirements and increase yields in most crops.
•	Suppress crop disease.

In February 2007, Beijing Shennongxing’s methods of manufacturing active organic compound fertilizer and organic foliage fertilizer were certified as compliant with the standards of China’s Quality Management System Certification, ISO9001:2000.

Trademarks and Intellectual Property

In 1999 the China Green Product Development Center awarded to the XiangYu Fertilizer Company, a state-owned enterprise of Huanan County, its certification that fertilizer sold under the brand “XiangYu” qualified as a Grade A Green Food Raw Material, making XiangYu the first Grade A green brand in Province of Heilongjiang. To achieve that certification, the company’s production environment had to satisfy environmental quality standards established by the National Administration of Agricultural Quality, Supervision, Inspection and Quality.  The certification meant that food manufacturing companies using food products fertilized with XiangYu brand fertilizer are eligible to put the “Green Food” label on their products. In the following years, the XiangYu brand developed into one of the best known fertilizer brands in northeast China, including Provinces of Liaoning, Jilin and Heilongjiang.  In 2008 “XiangYu” was presented the “Brand Name” award at the Heilongjiang China Agricultural Exposition.

Despite the value of its brand, the XiangYu Fertilizer Company failed as a business.  In 2006, therefore, we signed a management agreement with the government of Huanan County and paid $265,492 to obtain an exclusive license to use the XiangYu brand name as well as the plant, equipment and intangible assets of the XiangYu Fertilizer Company for 20 years.  Currently, we market our products under the XiangYu brand.  In the near future, we also plan on acquiring another famous fertilizer brand, “Zheng Guang,” which is influential in central China.  We are looking to take advantage of these name brands to expand and improve public awareness of our own organic-based fertilizer products.

We currently own and employ one patented technology in our fertilizer production.  In 2003 the Government of China awarded us patent number 01138982 for “bio-based organic fertilizer manufacturing technology.”  Beijing Shennongxing also owns two patents for seed magnetization technology that it acquired by license from Huanan County; however, it has no current use for that technology.  We intend to file additional patent applications in the future.

Production and Facilities

The Company’s plant in Jiamusi City has a fertilizer output capacity of 5,000 tons per year.  Our plant in Daqing also has a fertilizer output capacity of 5,000 tons per year as well. We currently have one “scarab” fertilizer manufacturer, as well as the other necessary equipment for production, including a windrow turner machine, customized rotary drum screening system, farmland thermometer, farmland moisture measure, and PH screen appliance.  Most of our equipment was introduced from North America.

For the year ended March 31, 2010, the combined actual output of the Company was 4000 tons, due to the low level of our marketing operations.  As we obtain capital to fund our operations, we will seek to expand to our plant capacity.  In addition, in order to reduce shipping expense, our plan is to develop local manufacturing facilities in additional regions of China, thereby providing local delivery capabilities and increased capacity.

Raw Material and Suppliers

A variety of raw materials are utilized in the production of our products,  including fermented chicken manure, fermented rice straw, grass peat, carbamide, monoammonium, ammonium acid carbonate, humic acid, potassium, and potassium chloride. We obtain these raw materials for organic compound fertilizers from many different suppliers in the People’s Republic of China. To manufacture our organic fertilizer, fermented chicken manure, fermented rice straw, grass peat and extracted humic acid are the key raw materials. We currently maintain short-term (typically one-year) supply contracts with 10 material suppliers, 4 of whom are considered “key” suppliers. We utilize spectral analysis technology to select the raw material with the best quality, and we have specially trained buyers to make sure the quality and consistency of the raw materials are maintained.

In addition to the major raw materials, we also utilize a few different components in our production process, all of which can be readily obtained from numerous sources in local markets. Management believes that there are adequate alternative sources of supply for each of these raw materials.

Marketing and Distribution

We have a marketing team of 12 employees. Their pre-market mission is to collect and correlate marketing data from across 5 provinces and 2 municipalities. Our goal is to assemble nationwide market analyses, ascertain new product needs, estimate demand and customer demographics and develop new products to meet that demand.  We then apply our branding strategy - identifying our products by brands known in the local region - to introduce to the market the products most likely to appeal to the farmers in that region.  For example, in northwest China, climate and environment cause farmers to realize low profit margins, which limit their financial ability to invest in fertilizer.  In that area, therefore, we market a broader spectrum, low-cost fertilizer.

Currently the majority of our marketing efforts involve television advertisements and other mass media. In addition, we also conduct marketing and advertising programs through joint events with our customers. Our sales staff shares its knowledge base by organizing training courses about agricultural techniques that are offered to the public on a regular basis, as well as lectures and interactive meetings. Our staff emphasizes the technological components of our products to help end users understand the differences in products available and how to use them. Also, we have set up several hotlines to answer customer questions and to have real-time interaction with customers.

Currently we sell our products through direct selling methods.  However, we are actively developing county level product representatives to represent and market our products throughout the provinces contiguous to Heilongjiang:  Liaoning, Shandong, Neimenggu and Hebei. The Company will employ a target-profit pricing method. The headquarters in Beijing will determine the target profits for each of the two manufacturing plants, which in turn will work directly with general distributors to determine the prices of each of the product series sold into the local distribution channel.

Because of our low level of sales at this time, a small number of customers provide the largest portion of our sales.  Our major customers are farms and plantations, including four from Beijing, three from Shandong and three from Hebei.  Approximately 25% of our sales are made to farmers who are certified as “organic.”  The majority of our sales are to non-organic growers who are attracted by the productivity advantages offered by our products.

Currently Beijing Shennonxing ships its fertilizer in bagged lots.  Its automatic filling and packaging line has a capacity of 500kg/hour.  Beijing Shennongxing uses outsourced trucks as the primary method of making shipments from the manufacturing facility to the customer.  In special circumstances, rail delivery will also be available.  Because transportation of fertilizer entails a risk of environmental pollution, Beijing Shennongxing has developed special transportation and storage containers for use in distribution of its products.

Within the Company’s agricultural markets, a significant portion of the required sales effort includes providing customers with follow-up analysis regarding the efficacy of the Company’s products.  Beijing Shennongxing’s future growth will depend upon the Company being able to provide this type of benefit analysis to its customers.  So we intend to increase the number of our staff capable of providing such information as a part of our marketing effort.

Competition

The organic fertilizer industry in the People’s Republic of China is largely fragmented, with most competitors operating small regional factories, serving local requirements. Most companies in this industry do not widely promote their products. They have competitive advantages, however, in that they are likely to have tailored their product offerings to local conditions.  We intend to do likewise.  We have not yet identified any competitors in the northeast China that operate in all of our product lines (organic compound fertilizer, liquid fertilizer, pesticides and insecticides). Our competitive position in the fertilizer industry is strengthened by our emphasis on the use of “environmentally friendly” fertilizer products.

Seasonality and Revenue Volatility

The fertilizer business is highly seasonal, since sales are tied to the planting, growing and harvesting cycles. The seasonality of the industry affects the sales volume of our product. Typically, we experience a higher sales volume in the second and third quarters, with a lower volume in the first and fourth quarters.

Our sales volume can be volatile as a result of a number of factors, including:

Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
Quantities of fertilizers imported to primary markets;
Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markers, and domestic demand (food, feed, biofuel);
Government regulation, intervention and unexpected changes in government policies; and
The reputation of our products and company in the marketplace.

Environmental Regulation

Our products and our manufacturing practices are subject to regulation by governmental agencies in the People’s Republic of China. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the People’s Republic of China and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. We believe that we have complied with all registrations and requirements for the issuance and maintenance of the licenses required of us by the governing bodies. As of the date of this report, all of our operating license fees and filings are current.

Employees

We currently have 69 full-time staff and employees, assigned to our internal departments as follows:

Department	Headcount
Management	7
Accounting staff	2
Sales and marketing staff	20
Product line staff	40
Total	69

Properties

The executive offices of Beijing Shennongxing are located in rented offices in Beijing.  The manufacturing facility of its subsidiary, Daqing Shennongxing, is located on a 3,685 m2 parcel of land in the National High Technology District in Daqing City, Heilongjiang.  The manufacturing facility of its other subsidiary, Heilongjiang Xiangyu, is located on a  3,198 m2 parcel in Jiamusi City, Heilongjiang.  The two facilities collectively have five warehouses, two for finished products and three for raw materials and work in process, plus an office builsing.

ITEM 1A. Risk Factors

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

We will need to raise additional capital to fund our operations, and we do not have any commitments for that capital.

In order to operate our business at a cost effective level and achieve profits, we will need additional capital.  At present no one has committed to provide us the necessary capital.  If we are unsuccessful in raising additional capital, we will be unable to execute our business strategy, and are unlikely to be able to sustain operations. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements.  In addition, if adequate capital cannot be obtained on satisfactory terms, we will be forced to curtail or delay the implementation of updates to our facilities and delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

We have limited operating history, and our prospects are difficult to evaluate.

We have not operated any facility other than our two facilities in city of Daqing and city of Jiamusi, which we acquired in April 2009 and September 2009, and those have been operated only on a limited basis.  Our activities to date have been primarily limited to developing our products and establishing marketing relationships.  Consequently there is limited historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse.

Our plan to develop relationships with strategic partners and vendors may not be successful.

Our business plan contemplates that we will have to develop both short- and long-term relationships with certain partners and material suppliers to conduct growth trials and other research and development activities, to assess technology, to engage in marketing activities, and to enter into waste collection. For these efforts to succeed, we must identify partners and material suppliers whose competencies complement ours. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited or delayed.

Our future success will be dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products.

We currently have limited resources to expand our sales and marketing capabilities. We will need to either hire sales personnel with expertise in the markets we intend to address or contract with others to provide sales support. Co-promotion or other marketing arrangements to commercialize our planned products could significantly limit the revenues we derive from our products, and our associates may fail to commercialize these products successfully. Our planned products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

Chemical fertilizers are manufactured by many companies and are plentiful and relatively inexpensive. In addition, the number of fertilizer products registered as “organic” with the China Food Development and Certification Center increased by approximately 26% from 2005 to 2008. If we fail to keep up with changes affecting the markets that we intend to serve, we will become less competitive, adversely affecting our financial performance.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

We are subject to air, water and other environmental regulations and will need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not granted, construction costs for our organic waste conversion facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, either at the national or the provincial level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our net income and have a material negative effect on our financial performance.

Risks of doing business in People’s Republic of China

The People’s Republic of China’s Economic Policies could affect our Business.

Virtually all of our assets are located, and all of our revenues are derived from our operations, in the People’s Republic of China. Accordingly, our business, financial condition and results of operations are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China.

While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

Over the past 20 years, the Chinese economy has experienced periods of rapid expansion and fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action that could inhibit economic activity in China, and thereby harm the market for our products, which could have a negative effect on our business, financial condition and results of operations.

The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises.  However, a substantial portion of the productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with its operations or from the sale of its operating subsidiary to our stockholders.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Risk Related to Our Common Stock

Our common stock price may fluctuate significantly

Because we are a developmental stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. We do not expect to generate substantial revenue from the license or sale of our unique technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

•	announcements of developments related to our business;
•	developments in our strategic relationships with scientists within our technology field;

•	our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;
•	announcements regarding the status of any or all of our collaborations or products;

•	market perception and/or investor sentiment regarding our technology as the next technological wave;
•	announcements regarding developments in our technology field in general;

•	the issuance of competitive patents or disallowance or loss of our patent rights; and
•	quarterly variations in our operating results.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

The market for purchases and sales of our common stock may be very limited, and the sale of a limited number of shares could cause the price to fall sharply

Our securities are very thinly traded.  Accordingly, it may be difficult to sell shares of the common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

We do not intend to declare dividends on our common stock

We will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

Our common stock is deemed to be a “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪	With a price of less than $5.00 per share;

▪	That are not traded on a “recognized” national exchange;

▪	Whose prices are not quoted on the NASDAQ automated quotation system; or

▪
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s plant in Jiamusi City has a fertilizer output capacity of 5,000 tons per year.  Our plant in Daqing also has a fertilizer output capacity of 5,000 tons per year as well. We currently have one “scarab” fertilizer manufacturer, as well as the other necessary equipment for production, including a windrow turner machine, customized rotary drum screening system, farmland thermometer, farmland moisture measure, and PH screen appliance.  Most of our equipment was introduced from North America.

For the year ended March 31, 2010, the combined actual output of the Company was 4000 tons, due to the low level of our marketing operations.  As we obtain capital to fund our operations, we will seek to expand to our plant capacity.  In addition, in order to reduce shipping expense, our plan is to develop local manufacturing facilities in additional regions of China, thereby providing local delivery capabilities and increased capacity.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                (a) Market Information

Our common stock is currently quoted on the OTCBB under the symbol “CHOR”. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter Ended June 30, 2008	$0.50	$0.11
Quarter Ended September 30, 2008	$0.11	$0.05
Quarter Ended December 31, 2008	$0.11	$0.02
Quarter Ended March 31, 2009	$0.10	$0.01

Quarter Ended June 30, 2009	$0.10	$0.01
Quarter Ended September 30, 2009	$0.10	$0.01
Quarter Ended December 31, 2009	$0.10	$0.02
Quarter Ended March 31, 2010	$0.32	$0.05

(b) Shareholders

On July 13, 2010 there were approximately 303 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our  business  activities,  so it is not expected that  any  dividends  on our  common  stock  will be  declared  and  paid in the foreseeable future.

                 (d)  Equity Compensation Plans

                 We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors.” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

Results of Operations for Fiscal Year Ended March 31, 2010, Compared with the Fiscal Year Ended March 31, 2010

Results of Operations

Beijing Shennongxing remains in a pre-market stage of its operations.  During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Sales have been incidental to these activities and, therefore, limited.  During the year ended March 31, 2010 we recorded only $36,413 in revenue, all of which was earned in the quarter ended June 30, 2009.  During the year ended March 31, 2009 we recorded $117,414 in revenue.  These sales were made to a small number of farms and plantations, generally at cost, and primarily for the purpose of initiating distribution for testing purposes.  Primarily because the cost of goods sold recorded on our Statements of Operations includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging), in each period we realized negative gross margin:  a gross loss of $51,683 in the year ended March 31, 2010 and a gross loss of $37,527 during the year ended March 31, 2009.

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

                Our general and administrative expenses principally include:

●   Office staff salaries and benefits;
●   Traveling and entertainment expenses;
●   Other associated fees.

Our general and administrative expenses were $648,671 for the year ended March 31, 2010, and were relatively the same, $726,254, in the year ended March 31, 2009. The reduction is primarily attributable to expenses incurred in the 2010 and 2009 fiscal years in connection with (a) product acquisition and development, and (b) efforts by the Company to become publicly listed in the United States. In addition, if we are able to secure the funds needed to implement our marketing program, general and administrative expenses will grow along with the expansion of our business operations.  When funded, we intend to open new manufacturing facilities and hire additional personnel, all of which will increase our general and administrative expenses.

Due to the low level of our revenues, our operating expenses were approximately equal to our net loss in all of the periods reported on in this Report:  $700,199 for the year ended March 31, 2010, $773,611 for the year ended March 31, 2009.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended March 31, 2010, the unrealized loss on foreign currency translations reduced our accumulated other comprehensive income by $39,555.

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by loans from our shareholders. As of March 31, 2010, therefore, the balance due to our shareholders was $1,882,656.  This is recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

As of March 31, 2010, SNX had a working capital deficit of $2,652,143. Included in our current assets at March 31, 2010 are “other account receivable” of $648,170.  The greater portion of this item represents funds advanced to middlemen for future purchases of raw materials.  The accounts will be amortized as raw materials are received.

The second largest item in our current liabilities is denoted “accrued expenses and other payable.”  As of March 31, 2010 this item totaled $864,522. Included in this item is $564,151 related to the conversion of the facilities of the XiangYu Fertilizer Company for use in our operations.  The item includes amounts owed (but, in most cases, not yet payable) for services by contractors, and also includes refundable contract deposits and bidding deposits given to Beijing Shennongxing in connection with the construction process.

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

                Critical Accounting Policies

                Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Some of our accounting policies require a higher degree of judgment than others in their application.

                We made no material changes to our critical accounting policies in connection with the preparation of previous financial statements.

                Recent Accounting Pronouncements

                In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

                In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

                 In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of March 31, 2010 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

                 In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of March 31, 2010, which did not have a material impact on our consolidated condensed financial statements.

                In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA ORGANIC FERTILIZER, INC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F2

Consolidated Balance Sheets as of March 31, 2010 and 2009	F3

Consolidated Statements of Operation for years ended March 31, 2010 and 2009	F4

Consolidated Statements of Changes in Stockholders’ Equity for years ended March 31, 2010 and 2009	F5

Consolidated Statements of Cash Flows for years ended March 31, 2010 and 2009	F6

Notes to Consolidated Financial Statements	F7-F16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Organic Fertilizer, Inc.

We have audited the accompanying consolidated balance sheets of SNX Organic Fertilizer, Inc. and subsidiaries as of March 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended March 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SNX Organic Fertilizer, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

P.C.LIU, CPA,P.C.
Flushing, NY
June 30, 2010

F2

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009
	2010	2009
Current Assets:
Cash and cash equivalents	$138,345	$14,504
Accounts receivable	70,017	290,217
Other account receivable-net	648,170	138,189
Advanced to suppliers	17,604	-
Inventory (net)	440,871	184,589
Prepaid Expenses	146,102	-
Total Current Assets	1,461,109	627,499

Property, Plant & Equipment, net	1,756,857	1,935,949

Intangible assets, net	457,654	457,029

Total Assets	3,675,620	3,020,477
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	658,223	44,406
Advance from Customers	125,429	145,108
Tax Payable	78,588	28,037
Accrued expenses and other payable	864,522	734,069
Loan from stockholders, current portion	1,882,656	1,700,523

Total Current Liabilities	3,609,418	2,652,143

Stockholders' Equity:
Prefer stock-series A, convertible, par value $0.001, 153,442 shares
issued and outstanding	153
Prefer stock- series C, convertible, par value $0.001, 3,600 shares authorized and 3,600 shares issued and outstanding
as of March 31, 2010 it shall converte to common stock at 1 to 100,000	360,000	-
Prefer stock, face value, 99,896,000 authorized,
0 share issued and outstanding	-	-
Common Stock, par value $0..001, 100,000,000 shares authorized
59,542,572 shares issued and outstanding	59,543	-
Additional paid in capital	1,994,244	2,013,341
Accumulated other comprehensive income	(62,683)	(60,151)
Retained Earnings	(2,285,055)	(1,584,856)
Total Stockholders' Equity	66,202	368,334

Total Liabilities and Stockholders' Equity	$3,675,620	$3,020,477
The accompanying notes are an integral part of these consolidated financial statements.

F3

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended March 31
	2010	2009

Revenues	$ 36,413	$ 117,414

Cost of Goods Sold	88,096	154,941

Gross Profit	(51,683)	(37,527)

Operating Expenses:
Sales Expenses	1,466	9,073
General and Administrative Expenses	646,671	726,254

Total Operating Expenses	648,137	735,327

Income from Operations before other Income and (expense)	(699,820)	(772,854)

Other Income and (Expense):
Other income	498	327
Financial expense	(422)	(1,084)

Non Operating( income)/expenses	76	(757)

Income Before Income Taxes	(699,744)	(773,611)

Provision For Income Taxes	455	-

Net Income (Loss)	(700,199)	(773,611)

Other Comprehensive Items:

Foreign Currency Translation Gain (Loss)	(39,555)	14,262

Comprehensive Income	$ (739,754)	$ (759,349)

Weighted average earning per share
Basis	$ (0.01)	$ (0.01)
Diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basis	59,542,752	59,542,752
Diluted	419,696,014	419,696,014
The accompanying notes are an integral part of these consolidated financial statements.

F4

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	Prefer Stock Series A		Prefer Stock Series C		Common Stock par value		Additional	Accumulated other			Total
	one to one CS par $0.001		1 to 100,000 CS par $0.001		$0.001	Paid in	Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity
Balance- March 31, 2008.	-	$-	-	$-		$-	$1,127,158	$(52,726)	$(811,245)		$263,187

Net loss for the year									(773,611)	$(773,611)	(773,611)
Additional contributed capital							849,160				849,160
Foreign currency translation adjustment								29,598		14,262	29,598

Comprehensive income										(759,349)

Balance- March 31, 2009					-	-	1,976,318	(23,128)	(1,584,856)		368,334

Shares issued for merger
January 30, 2010	153,442	153	3,600	360,000	59,542,572	59,543	(419,696)				-

Net loss for the year									(700,199)	(700,199)	(700,199)
Additional contributed capital							437,622				437,622
Foreign currency translation adjustment								(39,555)		(39,555)	(39,555)
Comprehensive income										$(739,754)

Balance- March 31, 2010	153,442	$153	3,600	$360,000	59,542,572	$59,543	$1,994,244	$(62,683)	$(2,285,055)		$66,202
The accompanying notes are an integral part of these consolidated financial statements.

F5

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended March 31,
	2010	2009
Net Loss	$ (700,199)	$ (773,611)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	123,099	112,840
(Increase) or Decrease in Current Assets:
Accounts Receivable	220,200	(44,432)
Inventories	(256,282)	30,668
Advanced to Suppliers	(17,604)	7,291
Other account receivable	(509,981)	(70,805)
Prepaid Expenses	(146,102)	3,584
Increase or (Decrease) in Current Liabilities:
Accounts Payable	613,817	(23,465)
Advanced from Customers	(19,679)	51,552
Tax Payable	50,551	27,897
Other payable	155,669	(16,033)
Accrued expense	(24,216)	149,430

Net Cash ( Used) Provided by Operating Activities	(510,727)	(545,084)

Cash Flows From Investing Activities:

Disposal of production equipment	215,666	318,265
Purchase of property, Equipment	(198,322)	(282,483)

Net Cash Used in Investing Activities	17,344	35,782
Cash Flows From Financing Activities:
Loan from shareholder/(loan payback)	182,134	(538,895)
Capital contribution	437,622	864,496
Net Cash Provided in Financing Activities	619,756	325,601

Increase in Cash and Cash Equivalents	126,373	(183,701)

Effect of exchange rate changes on cash and cash equivalents	(2,532)	4,171

Cash and Cash Equivalents -Beginning Balance	14,504	194,034

Cash and Cash Equivalents - Ending Balance	$ 138,345	$ 14,504
The accompanying notes are an integral part of these consolidated financial statements.

F6

China Organic Fertilizer, Inc.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
Note 1 – Organization

On January 15, 2010 China SXAN Biotech acquired the outstanding capital stock of SNX Organic Fertilizers, Inc., a Delaware corporation (“SNX Organic”).  SNX Organic is a holding company that owns all of the registered capital of Beijing Shennongxing Technology Co., Ltd. (“Beijing Shennongxing”), a corporation organized under the laws of The People’s Republic of China.  Beijing Shennongxing is engaged in the business of manufacturing and marketing organic fertilizer through its subsidiaries in China.  All of Beijing Shennongxing’s business is currently in China.

The acquisition took place through a merger of SNX Organic into a wholly-owned subsidiary of China SXAN Biotech (the “Merger”). In connection with the closing of the Merger, China SXAN Biotech issued to the shareholders of SNX Organic 40,000,000 shares of common stock and 3,600 shares of Series C Preferred Stock, which will be convertible into 360,000,000 shares of China SXAN Biotech common stocks.

China SXAN biotech assigned all of its pre-Merger business and assets to American SXAN biotech, Inc., its wholly-owned subsidiary, and American SXAN Biotech assumed responsibility for all of the liabilities of China SXAN Biotech that existed prior to the Merger.

Beijing Shennongxing Technology, Ltd.Co.(BSNX) was established in June 2002 .The company’s registered capital is five hundred thousand (500,000) RMB. In January 2005, the company had amended its charter and changed name to Beijing Shennongxing Technology, Ltd.Co. BSNX   increased registered capital to one million (1,000,000) RMB (appromixingly $124,355 US Dollar). In March 2006, BSNX became a foreign owned company which approved by Haidian Business Bureau in Beijing. The major operations of BSNX are manufacturing organic fertilizer and studying organic agricultural products.

BSNX established Beijing Shennongxing Huanan Xiangyu Green Fertilizer Ltd, Co. (Huanan Xiangyu) on Feb 5th, 2005. Its major products are biology organic fertilizer, organic leaves fertilizer, and organic composite fertilizer. Huanan Xiangyu is located in Huanan county of Heilongjiang province. Huanan Xiangyu closed on June 29th, 2006. BSNX sign managing contract with Huanan county and paid 2.2 million RMB (equivalent to $265,492 USD) to obtain the operating right of Xiangyu Fertilizer Company of Huanan County (XFH). Using XFH’s plant equipment and other related intangible assets for 20 years. (XFH had transferred the assets to BSNX when XFH closed).
On April 18th, 2007, SNX invested 1.7 million RMB (equivalent to $239,670 USD） to establish Daqing Shennongxing Xiangyu Technology CO., Ltd (DSNX). DSNX’s business scopes are manufacturing complex mixing fertilizer, biology fertilizer, organic fertilizer, and   marketing microbe fertilizer. DSNX located in Daqing City, Heilongjiang province.
Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (HSNX) was established on September 15, 2006. HSNX’s registered capital was 5.2 million RMB (equivalent to $762,467 USD), invested by Baoxiang  Wang  and  Baofang  Wang, Baofang Wang and Baoxiang Wang’s shares was 60% and 40% respectively. At September 19, 2007, the shareholders have changed to SNX organic fertilizer Co, Ltd. In August 12th 2008 SNX has paid 2,084,232.34 RMB（equivalent to $304,986）to Baoxiang Wang, and  to Baofang Wang 3,133,325.75RMB（equivalent to $457,481 USD). On August 25, 2008, HSNX’s business scope is producing complex mixing fertilizer, organic fertilizer. HSNX’s business facility location is in Jiamusi city, Heilongjiang province of China.

F7

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries, Beijing Shennongxing Technology Co.Ltd, Beijing Shennongxing Wanshouju subsidiary, Beijing Shennongxing Huanan Xiangyu Green Fertilizer Co., Ltd, Daqing Shennongxing Xiangyu Technology Co., Ltd, Heilongjiang Shennongxing Xiangyu Organic Fertilizer Co., Ltd.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and its subsidiaries is the Chinese Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive loss in the consolidated statement of shareholders’ equity are（$62,685) and ($60,151) as of March 31, 2010 and 2009, respectively.  The average translation rates applied to income and cash flows statement for the years ended March 30, 2010 and 2009 were at RMB 6.83610 to $1 and  RMB 6.88052 to $1, respectively.

F8

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable and payable, payables to related parties and bank loan) approximate fair value due to the relatively short period to maturity of these instruments.

Risks of losses

 The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

Subsequent events

The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance. On April 7, 2010, China SXAN Biotech, Inc. has filed its Certificate of Amendment to Article of incorporation with State of Nevada to change its name to China Organic Fertilizer, Inc. and to reverse stock split.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC.

Certain financial instruments, which subject to concentration of credit risk, consist of cash.  balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and 2009, the Company had deposits totaling $138,345 and $14,504 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

F9

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off.  The Company had trade accounts receivable of $70,017 and$290,217 as of March 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average method. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Although historically an immaterial concern due to the high inventory turnover in the Chinese organic fertilizer industry, the Company reviews its invertory regularly for possible obsolescence. The Company recorded no reserves for inventory obsolescence as of March 31, 2010 and 2009.

Property, Plant and equipment, net

Property , plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred; while additions, renewals and betterments are capitalized.  When the property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Building	30-40 years
Machinery and equipment	10-20 years
Other equipment	5 years
Vehicles	5-7 years

Construction in progress

Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

F10

Intangibles

Goodwill and other intangible assets are accounted for in accordance with the FASB of ASC 350, “Goodwill and Other Intangible Assets.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Impairment of long lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

F11

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for anequity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

F12

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Other Receivables

 Other receivables consist of rent deposit, telephone deposit, employees advances and among others, other receivable as of March 31, 2010 and 2009 is $648,170 and $138,189, respectively. The receivables are interest free and unsecured.

Note 4 – Inventories

Inventories as of March 31, 2010 and 2009 consist of the following:

	March 31, 2010	March 31, 2009
Raw materials	$29,286	$35,755
Work in process	21,568	78,142
Finished goods	390,017	70,692

Totals	$440,871	$184,589

F13

Note 5 – Property and equipment

Property and equipment at March 31, 2010 and 2009 consist of the following:

	2010	2009
Buildings	$198,201	$168,660
Machinery and equipment	962,949	1,286,834
Vehicle	46,666	45,059
Office Equipment	48,199	-
Construction in Process	736,279	657,111
Sub- Totals	1,992,294	2,157,664
Less accumulated depreciation	-235,437	-221,715
Totals	$1,756,857	$1,935,949

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $123,099 and $221,715, respectively.

Note 6 – Intangibles

Intangibles assets at March 31, 2010 and 2009 consist of the following:
	2010	2009
Trade mark	$134,913	$134,729
Land use right	322,740	322,300
Total intangible assets	457,653	457,029
Less: Accumulated amortization	-	-
Net value of intangible assets	$457,653	$457,029

As of March,31, 2010 and 2009, the land of subsidiary of Beijing ShenNongXing Technology company and the trade mark of XiangYu subsidiary of Beijing ShenNongXing Technology company haven’t been utilized. Therefore, the Company has not taken the amortization for those assets.

F14

Note 7 - Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis. As of March 31, 2010 and 2009, advances to suppliers is $17,604 and $0, respectively.

Notes 8 – Accounts payable

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers of $658,224 and $44,406 as of March 31, 2010 and 2009, respectively.

Note 9 –Other current liabilities

 Other current liabilities consist of the following:

	2010	2009
Other payables	$564,151	$589,367
Accrued expenses	300,371	144,702
Total	$864,522 $	734,069

Note 10- Loan from shareholder

As of March 31, 2010 and 2009, the amount of the loan from shareholders was $1,882,656 and $1,700,523. It is an interest free loan and payable on demand.

Note 11 - Income taxes

Under the existing Income Tax Laws of the PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% national income taxes plus 3% local income taxes) on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments.  The statutory rate has been changed to 25%, effective January 1, 2008. The Company has not paid any income taxes for the past years. It was due to the loss of prior years.

F15

Note 12- Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 419,696,014 common stock equivalents available in the computation of earnings (loss) per share at March 31, 2010 and 2009.

Note 13 -Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There were two vendors who accounted for 48% of the Company’s total raw material purchases during the year ended March 31, 2010. One vendor who account for 100% of the total raw material purchase during the year ended March 31, 2009.

The Company had one major customer who accounted for. 42 % and 79% of the total sales for the years ended March 31, 2010 and 2009, respectively. Accounts receivable from these customers at the years ended March 31, 2010 and 2009, is $29,787 and $ 214,725, respectively.

F16

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of:

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Beijing in the People’s Republic of China. Few of our employees have experience or familiarity with U.S accounting principles. The lack of personnel in our headquarter office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Comapny	Director Since
Chen Yu	41	Chairman, Chief Executive Officer, Chief Financial Officer	2010

Chen Yu is an entrepreneur with nearly 20 years of experience in business management and operation.  Since June 2009, Mrs. Chen has served as the Chairman, CEO and CFO of Beijing Shennongxing Technology Co., Ltd.  Mrs. Chen started her business career as a manager at Hongkong Rongchang Trading Company from 1989 to 1994. From 1994 to 1996, Mrs. Chen was employed as vice president of Liaoning Zhongxing Group in Shanghai. From 1996 to 2006, Mrs. Chen was employed by American Mu’s Investment Group.  From 2006 until she joined Beijing Shennongxing, Mrs. Chen was one of directors and Chief Operations Officer of Shanghai William Jewelry Company. Mrs. Chen studied at the Shanghai Dance Schoolfrom 1982 to 1989, majoring in Ballet.  From 1994 to 1989, she attended the Shanghai University of Finance and Economics, studying corporate management.  During 1997 to 2000, Mrs. Chen studied Gemology in the United States, at the California Gemological Institute majoring in Gemologist.

Board of Directors

Our sole director holds office until the annual meeting of stockholders of the Company following the election or until her successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary(USD)	Bonus	Other Annual Compensation
Chen Yu, Director, President, CEO, CFO	2010	$0	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2010, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Chen Yu	20,000,000	4.8%
Feng Zhenxing(3)	14,400,000	3.4%
Feng Guowu(3)	800,000	0.2%

All directors and officers, as a group (3 persons)	35,200,000	8.4%

Huakang Zhou, 18 Quail Run, Warren, NJ 07075	89,500,000(4)	21.3%

Ying Wang	80,000,000	19.1%

Yuting Yan	25,000,000	6.0%
________________________________
(1) Except as otherwise noted, the address of each shareholder is c/o Beijing Shennongxing Technology Co., Ltd., 49 Fuxingmennei Street, Suite 310, Beijing, P.R. China 100031
(2)           Except as otherwise noted, all shares are owned of record and beneficially.
(3)	The address for Messrs Feng and Feng is Three-Kilometer Spot Along the Hayi Highway, Tieli City, Heilongjiang Province, P.R. China
(4)	Includes 40,000,000 shares owned by Warner Technology & Investment, Inc., which is controlled by Mr. Zhou.

Beneficial ownership is determined in accordance with the rules of the S.E.C. and generally includes voting or investment power with respect to securities. In accordance with S.E.C. rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

None.

Director Independence

We do not believe that any of our directors meet the standard of independent director set forth in the NASDAQ rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed from professional services rendered by P.C. Liu, CPA, P.C., for the audit of our annual financial statements and review of financial statements for the fiscal year ended March 31, 2010 was $45,000. The aggregate fees billed from professional services rendered by Patrizio & Zhao, LLC, for the audit of our annual financial statements and review of financial statements for the fiscal year ended March 31, 2009 was $50,000.

Audit-Related Fees

P.C. Liu, CPA, P.C. did not render any audit-related services to us for the fiscal year ended March 31, 2010

Tax Fees

P.C. Liu, CPA, P.C. did not render any tax services to us for the fiscal year ended March 31, 2010.

All Other Fees

P.C. Liu, CPA, P.C. did not render any other services to us for the fiscal year ended March 31, 2010.

ITEM 15. EXHIBITS

3-a.	Articles of Incorporation, and 2010 amendment. - filed as an exhibit3a to the Company’s Form 8-K on April 21, 2010 and incorporated herein by reference.

3-b.	By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2010.

CHINA ORGANIC FERTILIZER, INC.

By:	/s/ Chen Yu
Chen Yu
Chairman of the Board and Chief Executive Officer and Chief Financial Officer

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2010

Name	Title
/s/ Chen Yu	Chairman of the Board and Chief Executive Officer and Chief Financial and Accounting Officer
Chen Yu