Form 10-Q
period 2010-06-30
CHINA ORGANIC FERTILIZER, INC.
filed 2010-08-16
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, 59,542,572 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS	June 30	March 31
	2010	2010
Current Assets:
Cash and cash equivalents	$156,160	$138,345
Accounts receivable	70,304	70,017
Other account receivable-net	696,334	648,170
Advanced to suppliers	23,050	17,604
Inventory (net)	445,915	440,871
Prepaid Expenses	146,700	146,102
Total Current Assets	1,538,463	1,461,109

Property, Plant & Equipment, net	1,723,766	1,756,857

Intangible assets, net	459,525	457,654

Total Assets	3,721,754	3,675,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	660,916	658,223
Advance from Customers	131,524	125,429
Tax Payable	79,118	78,588
Accrued expenses and other payable	1,008,673	864,522
Loan from stockholders, current portion	1,890,386	1,882,656

Total Current Liabilities	3,770,617	3,609,418

Stockholders' Equity:
Prefer stock-series A, convertible, par value $0.001, 153,442 shares
issued and outstanding	153	153
Prefer stock- series C, convertible, par value $0.001, 3,600 shares authorized and 3,600 shares issued and outstanding
as of March 31, 2010 it shall converte to common stock at 1 to 100,000	360,000	360,000
Prefer stock, face value, 99,896,000 authorized,
0 share issued and outstanding	-	-
Common Stock, par value $0..001, 100,000,000 shares authorized
59,542,572 shares issued and outstanding	59,543	59,543
Additional paid in capital	1,994,244	1,994,244
Accumulated other comprehensive income	(62,859)	(62,683)
Retained Earnings	(2,399,944)	(2,285,055)
Total Stockholders' Equity	(48,863)	66,202

Total Liabilities and Stockholders' Equity	$3,721,754	$3,675,620
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30,
	June 30,
	2010	2009

Revenues	$-	$36,410

Cost of Goods Sold	0	96,328

Gross Profit	0	(59,918)

Operating Expenses:
Sales Expenses	13,332	1,466
General and Administrative Expenses	101,327	86,259

Total Operating Expenses	114,659	87,725

Income from Operations before other Income and (expense)	(114,659)	(147,643)

Other Income and (Expense):
Other income	-	15
Financial expense	(230)	(92)

Non Operating( income)/expenses	(230)	(77)

Income Before Income Taxes	(114,889)	(147,720)

Provision For Income Taxes	-	-

Net Income (Loss)	(114,889)	(147,720)

Other Comprehensive Items:

Foreign Currency Translation Gain (Loss)	(176)	(36,899)

Comprehensive Income	$(115,065)	$(184,619)

Weighted average earning per share
Basis	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basis	59,542,752	59,542,752
Diluted	419,696,014	419,696,014
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
		For the Three Months Ended
Cash Flows From Operating Activities:		June 30,
		2010	2009
Net Loss		$(114,889)	$(147,720)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense		11,214	28,939
(Increase) or Decrease in Current Assets:
Accounts Receivable		(287)	67,187
Inventories		(5,044)	88,068
Advanced to Suppliers		(5,446)	(68,213)
Other account receivable		(48,164)	(14,164)
Prepaid Expenses		(598)	(109,524)
Increase or (Decrease) in Current Liabilities:
Accounts Payable		-	-
Advanced from Customers		6,095	(19,868)
Tax Payable		530	(430,479)
Other payable		144,151	(266,038)
Accrued expense		2,693	(528)

	Net Cash ( Used) Provided by Operating Activities	(9,745)	(872,340)

Cash Flows From Investing Activities:

Disposal of production equipment		20,006	146,049
Purchase of property, Equipment		-	-

	Net Cash Used in Investing Activities	20,006	146,049
Cash Flows From Financing Activities:

Loan from shareholder/(loan payback)	7,730	726,033
Capital contribution	-	-
Net Cash Provided in Financing Activities	7,730	726,033

Increase in Cash and Cash Equivalents	17,991	(258)

		)
Effect of exchange rate changes on cash and cash equivalents	(176)	(2)

Cash and Cash Equivalents -Beginning Balance	138,345	14,504

Cash and Cash Equivalents - Ending Balance	$156,160	$14,244
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
(UNAUDITED)

Note 1 – Organization

Effective on April 7, 2010, China SXAN Biotech, Inc filed with the Nevada Secretary of State Articles of Amendment to change its name to “China Organic Fertilizer, Inc.”. On January 15, 2010 China Organic Fertilizer, Inc. (“China Organic”) acquired the outstanding capital stock of SNX Organic Fertilizers, Inc., a Delaware corporation (“SNX Organic”).  SNX Organic is a holding company that owns all of the registered capital of Beijing Shennongxing Technology Co., Ltd. (“Beijing Shennongxing”), a corporation organized under the laws of The People’s Republic of China.  Beijing Shennongxing is engaged in the business of manufacturing and marketing organic fertilizer through its subsidiaries in China.  All of Beijing Shennongxing’s business is currently in China.

The acquisition took place through a merger of SNX Organic into a wholly-owned subsidiary of China Organic (the “Merger”). In connection with the closing of the Merger, China Organic issued to the shareholders of SNX Organic 40,000,000 shares of common stock and 3,600 shares of Series C Preferred Stock, which will be convertible into 360,000,000 shares of China Organic common stock.

China Organic assigned all of its pre-Merger business and assets to American SXAN Biotech, Inc., its wholly-owned subsidiary, and American SXAN Biotech assumed responsibility for all of the liabilities of China Organic that existed prior to the Merger.

Beijing Shennongxing Technology, Ltd. Co. (BSNX) was established in June 2002 .The company’s registered capital is five hundred thousand (500,000) RMB. In January 2005, the company amended its charter and changed name to Beijing Shennongxing Technology, Ltd.Co. BSNX increased its registered capital to one million (1,000,000) RMB (approximately $124,355 US). In March 2006, BSNX was authorized to function as a foreign owned company by the Haidian Business Bureau in Beijing. The major operations of BSNX are manufacturing organic fertilizer and studying organic agricultural products.

BSNX established Beijing Shennongxing Huanan Xiangyu Green Fertilizer Ltd, Co. (Huanan Xiangyu) on February 5th, 2005. Its major products are organic waste fertilizer, organic leaves fertilizer, and organic composite fertilizer. Huanan Xiangyu is located in Huanan county of Heilongjiang province. BSNX signed a  managing contract with Huanan County and paid 2.2 million RMB (equivalent to $265,492 USD) to obtain the operating right of Xiangyu Fertilizer Company of Huanan County (XFH),  using XFH’s plant equipment and other related intangible assets for 20 years.

On April 18th, 2007, SNX invested 1.7 million RMB (equivalent to $239,670 USD） to establish Daqing Shennongxing Xiangyu Technology Co., Ltd (DSNX). DSNX’s business scopes are manufacturing complex mixing fertilizer, biological fertilizer, organic fertilizer, and marketing microbe fertilizer. DSNX is located in Daqing City, Heilongjiang province.

Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (HSNX) was established on September 15, 2006. HSNX’s registered capital was 5.2 million RMB (equivalent to $762,467 USD), invested by Baoxiang  Wang  and  Baofang Wang, Baofang Wang and Baoxiang Wang’s shares was 60% and 40% respectively. At September 19, 2007, the shareholders have changed to SNX organic fertilizer Co, Ltd. In August 12th 2008 SNX has paid 2,084,232.34 RMB (equivalent to $304,986）to Baoxiang Wang, and to Baofang Wang 3,133,325.75RMB (equivalent to $457,481 USD）. On August 25, 2008, HSNX’s business scope is producing complex mixing fertilizer, organic fertilizer. HSNX’s business facility location is in Jiamusi city, Heilongjiang province of China.

Note 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beijing Shennongxing Technology Co.Ltd, Beijing Shennongxing Wanshouju subsidiary, Beijing Shennongxing Huanan Xiangyu Green Fertilizer Co., Ltd, Daqing Shennongxing Xiangyu Technology Co., Ltd, and Heilongjiang Shennongxing Xiangyu Organic Fertilizer Co., Ltd.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive loss in the consolidated statement of shareholders’ equity are（$62,859）and ($62,683) as of June 30, 2010 and March31, 2010, respectively.

Fair value of financial instruments
The carrying amounts of the Company's financial instruments approximate fair value due to the relatively short period to maturity of these instruments.

Risks of losses
The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2010 and March 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

Subsequent events
The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance and has determined that there were no material events since the balance sheet of this report.

Cash and concentration of risk
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC.

Certain financial instruments, which are subject to concentration of credit risk, consist of cash.  balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2010 and March31, 2010, the Company had deposits totaling $156,160 and $138,345 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivables and allowance for doubtful accounts
Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off.  The Company had trade accounts receivable of $70,304 and $70,017 as of June 30, 2010 and March 31, 2010, respectively.  The reserve for doubtful accounts was $____ and $____ at June 30, 2010 and March 31, 2010, respectively.

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

Although historically an immaterial concern due to the high inventory turnover in the Chinese organic fertilizer industry, the Company reviews its invertory regularly for possible obsolescence. The Company recorded no reserves for inventory obsolescence as of June 30, 2010 and March31, 2010.

Property, plant and equipment, net
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; while additions, renewals and betterments are capitalized.  When the property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

Intangibles
Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

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

Value Added Tax (VAT)
Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company’s organic fertilizers and bio-fertilizers that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products.  The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

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

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Other Receivables

Other receivables consist of rent deposit, telephone deposit, employees advances and  others.  Other receivable as of June 30, 2010 and March 31, 2010 is $696,334 and $648,170, respectively. The receivables are interest free and unsecured.

Note 4 – Inventories

Inventories as of June 31, 2010 and March 31, 2010 consist of the following:

	June 30, 2010	March 31, 2010
Raw materials	$29,406	$29,286
Work in process	21,656	21,568
Finished goods	394,853	390,017

Totals	$445,915	$440,871

Note 5 – Property and equipment

Property and equipment at June 30, 2010 and March 31, 2010 consist of the following:

	June 30, 2010	March 31, 2010
Buildings	199,012	$198,201
Machinery and equipment	1,077,067	962,949
Vehicle	46,857	46,666
Office Equipment	48,397	48,199
Construction in Process	710,272	736,279
Sub- Totals	2,081,605	1,992,294
Less accumulated depreciation	-357,839	-235,437

Totals	1,723,766	$1,756,857

The Company had depreciation expense of $122,400 for the three month periods ended June 30, 2010.

Note 6 – Intangibles

Intangibles assets at June 30, 2010 and March 31,2010 consist of the following:
	June 30, 2010	March 31, 2010
Trade mark	$324,060	$134,914
Land use right	459,525	322,740
Total intangible assets	459,525	457,654
Less: Accumulated amortization	-	-
Net value of intangible assets	459,525	$457,654

As of June 30, 2010 and March 31, 2010, the land leased by Beijing ShenNongXing Technology company and the trade mark of XiangYu subsidiary of Beijing ShenNongXing Technology company haven’t been utilized. Therefore, the Company has not taken the amortization for those assets.

Note 7 - Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis. As of June 30, 2010 and March 31, 2010, advances to suppliers is $23,050 and $17,604, respectively.

Notes 8 – Accounts payable

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers of $660,916 and $658,223 as of June 30, 2010 and March 31,2010, respectively.

Note 9 –Other current liabilities

Other current liabilities consist of the following:

	June 30, 2010	March 31, 2010
Other payables	$704,979	$564,151
Accrued expenses	303,694	300,371
Total	$1,008,673	864,522

Note 10- Loan from shareholder

As of June 30, 2010 and March31,2010, the amount of the loan from shareholders was $1,890,386 and $1,882,656. It is an interest free loan and payable on demand.

Note 11 - Income taxes

Under the existing Income Tax Laws of the PRC, the Company is generally subject to an income tax at an effective rate of 25% on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments.   The Company has not paid any income taxes for the past years. It was due to the loss of prior years.

Note 12- Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 419,696,014 common stock equivalents available in the computation of earnings (loss) per share at June 30, 2010 and March 31, 2010.

Note 13 -Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2010 and March 31, 2010 substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations for quarter Ended June 30, 2010, Compared with the quarter June 30, 2009

Results of Operations

Beijing Shennongxing remains in a pre-market stage of its operations. During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Sales have been incidental to these activities and, therefore, limited.  During the quarter ended June 30, 2010 we did not generate revenue. During the same period last year we recorded $36,410 in revenue.  These sales were made to a small number of farms and plantations, generally at cost, and primarily for the purpose of initiating distribution for testing purposes.  Primarily because the cost of goods sold recorded on our Statements of Operations includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging), in each period we realized no or negative gross margin.

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

                Our general and administrative expenses principally include:

●   Office staff salaries and benefits;
●   Traveling and entertainment expenses;
●   Other associated fees.

Our general and administrative expenses were $114,659 for the quarter ended June 30, 2010, and were slightly increased as compared to $87,725, in the same quarter last year. The increase is primarily attributable to expenses incurred in the 2010 and 2009 fiscal years in connection with (a) product acquisition and development, and (b) efforts by the Company to become publicly listed in the United States. In addition, if we are able to secure the funds needed to implement our marketing program, general and administrative expenses will grow along with the expansion of our business operations.  When funded, we intend to open new manufacturing facilities and hire additional personnel, all of which will increase our general and administrative expenses.

Due to the low level of our revenues, our operating expenses were approximately equal to our net loss in all of the periods reported on in this Report:  $114,889 for the quarter ended June 30, 2010, $147,720 for the quarter ended June 30, 2009.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled "accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the quarter ended June 30, 2010, the unrealized loss on foreign currency translations reduced our accumulated other comprehensive income by $62,859.

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by loans from our shareholders. As of June 30, 2010, therefore, the balance due to our shareholders was $1,890,386. This is recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

As of June 30, 2010, SNX had a working capital deficit of $2,232,154. Included in our current assets at June 30, 2010 are “other account receivable” of $696,334. The greater portion of this item represents funds advanced to middlemen for future purchases of raw materials. The accounts will be amortized as raw materials are received.

The second largest item in our current liabilities is denoted “accrued expenses and other payable.”  As of June 30, 2010 this item totaled $1,008,673. Included in this item is $704,979 related to the conversion of the facilities of the XiangYu Fertilizer Company for use in our operations. The item includes amounts owed (but, in most cases, not yet payable) for services by contractors, and also includes refundable contract deposits and bidding deposits given to Beijing Shennongxing in connection with the construction process.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Organic Fertilizer, Inc.

Date : August 16, 2010	/s/Chen Yu
Chen Yu, Chief Executive Officer
and Chief Financial Officer