Form 10-Q
period 2010-09-30
CHINA ORGANIC FERTILIZER, INC.
filed 2010-11-22
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-27175

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

As of November 22, 2010, 5,954,257 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	March 31,
	2010	2010
	(Unaudited)
Current Assets:
Cash and cash equivalents	$145,489	$138,345
Accounts receivable, net	71,449	70,017
Other receivable	639,991	648,170
Advanced to suppliers	66,722	17,604
Inventory	149,090	146,102
Prepaid Expenses	453,181	440,871
Total Current Assets	1,525,922	1,461,109

Property, Plant & Equipment, net	1,754,100	1,756,857

Intangible Assets, net	467,012	457,654

Total Assets	3,747,034	3,675,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	671,685	658,223
Advance from Customers	146,541	125,429
Tax Payable	80,209	78,588
Accrued expenses and other payable	1,049,477	864,522

Total Current Liabilities	1,947,912	1,726,762

Long-Term Liabilities:
Long Term Loan	1,921,186	1,882,656
Total Long-Term Liabilities	1,921,186	1,882,656

Total Liabilities	3,869,098	3,609,418

Stockholders' Equity:
Preferred stock series A, convertible, par value $0.001
153,442 shares issued and outstanding	153	153
Preferred stock series C, convertible, par value $0.001, 3,600 shares authorized and 3,600 issued and outstanding
convertible to common stock at 1 to 10,000.	36,000	36,000
Prefer stock, 99,896,000 shares authourized,
0 share issued and outstanding
Common stock, par value $0.001, 10,000,000 share
authorized 5,954,250 shares issued and outstanding	5,954	5,954
Additional paid in capital	2,371,833	2,371,833
Accumulated other comprehensive income	(64,344)	(62,683)
Retained Earnings	(2,471,661)	(2,285,055)
Total Stockholders' Equity	(122,065)	66,202

Total Liabilities and Stockholders' Equity	$3,747,033	$3,675,620
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	0	0	0	36,400

Cost of Goods Sold	0	0	0	96,302

Gross Profit (Loss)	0	0	0	(59,902)

Operating Expenses:
Sales Expenses	15,263	0	28,595	1,466
General and Administrative Expenses	56,534	61,530	157,861	133,126

Total Operating Expenses	71,797	61,530	186,456	134,592

Loss from Operations before other Income & Expense	(71,797)	(61,530)	(186,456)	(194,494)

Other Income & (Expense):
Other income	0	18	0	33
Financial Income (expense)	81	(111)	(149)	(203)

Non Operating Income (Loss)	81	(93)	(149)	(170)

Loss Before Income Taxes	(71,717)	(61,623)	(186,606)	(194,664)

Provision For Income Taxes	0	0	0	0

Net Loss before other comprehensive income	(71,717)	(61,623)	(186,606)	(194,664)

Other Comprehensive income:

Foreign Currency Translation Gain (Loss)	(1,837)	(36,899)	(1,661)	(59,837)

Net Comprehensive Loss	$ (73,554)	$ (98,522)	$ (188,267)	$ (254,501)
Earning per share:
Basic	0	0	0	0
Diluted	0	0	0	0
Weighted average number of shares outstanding
Basic	59,542,572	59,542,572	59,542,572	59,542,572
Diluted	419,696,014	419,696,014	419,696,014	419,696,014
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For Six Months Ended
Cash Flows From Operating Activities:	September 30,
	2010	2009

Net Income (loss)	$(186,606)	$(194,664)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	20,942	39,133
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,432)	63,888
Inventories	(2,988)	75,208
Other Receivable	8,179	(23,823)
Advanced to Suppliers	(49,118)	(6,150)
Prepaid Expenses	(12,310)	(109,577)
Increase or (Decrease) in Current Liabilities:
Accounts payable	13,462	61
Advanced from Customers	21,112	(19,679)
Tax Payable	1,621	(1,616)
Other payable	176,684	352,234
Accrued expense	8,271	4,469

Net Cash ( Used) Provided by Operating Activities	(2,183)	179,484

Cash Flows From Investing Activities:

Purchase of Property and Equipment	(58,622)	(75,786)
Disposal of Property and Equipment	17,127	146,102

Net Cash Used in Investing Activities	(41,495)	70,316
Cash Flows From Financing Activities:

Capital contribution	0	39,771
Proceeds from Shareholder Loan	38,530	15,524
Net Cash Used in Financing Activities	38,530	55,295

Effect of exchange rate changes on cash and cash equivalents	12,292	(42,687)

Increase in Cash and Cash Equivalents	7,144	262,408

Cash and Cash Equivalents -Beginning Balance	138,345	14,504

Cash and Cash Equivalents - Ending Balance	$145,489	$276,912

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	-	-
Income Taxes Paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
(UNAUDITED)
Note 1 – Organization

On April 7, 2010 the Company effected a one-for-ten reverse split of its common stock.  All statements in this report regarding outstanding shares or per share amounts assume the reverse split occurred prior to the relevant date.

On January 15, 2010 China SXAN Biotech acquired the outstanding capital stock of SNX Organic Fertilizers, Inc., a Delaware corporation (“SNX Organic”).  SNX Organic is a holding company that owns all of the registered capital of Beijing Shennongxing Technology Co., Ltd. (“Beijing Shennongxing”), a corporation organized under the laws of The People’s Republic of China.  Beijing Shennongxing is engaged in the business of manufacturing and marketing organic fertilizer through its subsidiaries in China.  All of Beijing Shennongxing’s business is currently in China.  On April 7, 2010 the name of the parent company was changed from China SXAN Biotech, Inc. to China Organic Fertilizer, Inc.

The acquisition took place through a merger of SNX Organic into a wholly-owned subsidiary of China SXAN Biotech (the “Merger”). In connection with the closing of the Merger, China SXAN Biotech issued to the shareholders of SNX Organic 4,000,000 shares of common stock and 3,600 shares of Series C Preferred Stock, which will be convertible into 36,000,000 shares of China SXAN Biotech common stock.

China SXAN Biotech assigned all of its pre-Merger business and assets to American SXAN Biotech, Inc., its wholly-owned subsidiary, and American SXAN Biotech assumed responsibility for all of the liabilities of China SXAN Biotech that existed prior to the Merger.  Subsequently China SXAN Biotech assigned American SXAN Biotech to the former management of China SXAN Biotech.

Beijing Shennongxing Technology, Ltd.Co. (BSNX) was established in June 2002 .The company’s registered capital is five hundred thousand (500,000) RMB. In January 2005, the company had amended its charter and changed name to Beijing Shennongxing Technology, Ltd.Co. BSNX   increased registered capital to one million (1,000,000) RMB (appromixingly $124,355 US Dollar). In March 2006, BSNX became a foreign owned company which approved by Haidian Business Bureau in Beijing. The major operations of BSNX are manufacturing organic fertilizer and studying organic agricultural products.

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

Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (HSNX) was established on September 15, 2006. HSNX’s registered capital was 5.2 million RMB (equivalent to $762,467 USD), invested by Baoxiang Wang and Baofang Wang, Baofang Wang and Baoxiang Wang’s shares was 60% and 40% respectively. At September 19, 2007, the shareholders have changed to SNX organic fertilizer Co, Ltd. In August 12th 2008 SNX has paid 2,084,232.34 RMB（equivalent to $304,986）to Baoxiang Wang and to Baofang Wang 3,133,325.75RMB（equivalent to $457,481 USD）. On August 25, 2008, HSNX’s business scope is producing complex mixing fertilizer, organic fertilizer. HSNX’s business facility location is in Jiamusi city, Heilongjiang province of China.

Note 2 - Summary of Significant Accounting Policies

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

September 30, 2010
Balance sheet                                                                                              RMB 6.6800 to US $1.00
Statement of income and other comprehensive income                         RMB 6.6800 to US $1.00

March, 2010
Balance sheet                                                                                              RMB 6.8166 to US $1.00
Statement of income and other comprehensive income                         RMB 6.8194 to US $1.00

Fair value of financial instruments

The carrying amounts of the Company's financial instruments (including accounts receivable and payable, payables to related parties and bank loan) approximate fair value due to the relatively short period to maturity of these instruments.

Risks of losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2010 and March 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

Subsequent events

The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance and has determined that there were no material events since the balance sheet of this report.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Certain financial instruments, which subject to concentration of credit risk, consist of cash.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2010 and March31, 2010, the Company had deposits totaling $145,489 and $138,345 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off.  The Company had trade accounts receivable of $71,449 and $70,017 as of September 30, 2010 and March 31, 2010, respectively.

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

Although historically an immaterial concern due to the high inventory turnover in the Chinese organic fertilizer industry, the Company reviews its invertory regularly for possible obsolescence. The Company recorded no reserves for inventory obsolescence as of September 30, 2010 and March 31, 2010.

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

Intangibles

Goodwill and other intangible assets are accounted for in accordance with the FASB of ASC 350, “Goodwill and Other Intangible Assets.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized rather goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 3 – Other Receivables

Other receivables consist of rent deposit, telephone deposit, employees advances and among others, other receivable as of September 30, 2010 and March 31, 2010 is $639,991 and $648,170, respectively. The receivables are interest free and unsecured.

Note 4 – Inventories

Inventories as of September 30, 2010 and March 31, 2010 consist of the following:

	September 30, 2010	March 31, 2010
Raw materials	$29,885	$29,286
Work in process	22,010	21,568
Finished goods	401,286	390,017

Totals	$453,181	$440,871

Note 5 – Property and equipment

Property and equipment at September 30, 2010 and March 31, 2010 consist of the following:

	September 30, 2010	March 31, 2010
Buildings	$202,255	$198,201
Machinery and equipment	1,168,748	962,949
Vehicle	47,620	46,666
Office Equipment	49,185	48,199
Construction in Process	659,798	736,279
Sub- Totals	2,127,606	1,992,294
Less accumulated depreciation	(363,668)	(235,437)
Totals	$1,754,100	$1,756,857
The Company had depreciation expense of $128,231 for six months periods ended September 30, 2010.

Note 6 – Intangibles

Intangibles assets at September 30, 2010 and March 31, 2010 consist of the following:

	September 30, 2010	March 31, 2010
Trade mark	$137,672	$134,913
Land use right	329,340	322,740
Total intangible assets	467,012	457,653
Less: Accumulated amortization	-	-
Net value of intangible assets	$467,012	$457,653

As of September, 30, 2010 and March 31, 2010, the land leased by a subsidiary of Beijing ShenNongXing Technology Company and the trade mark of XiangYu subsidiary of Beijing ShenNongXing Technology Company haven’t been utilized. Therefore, the Company has not taken the amortization for those assets.

Note 7 - Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis. As of September 30, 2010 and March 31, 2010, advance to suppliers is $66,722 and $17,604, respectively.

Note  8 – Accounts payable

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers of $671,685 and $658,224 as of September 30, 2010 and March 31, 2010, respectively.

Note  9 –Other current liabilities

Other current liabilities consist of the following:

                                September 30, 2010     March 30, 2010
Other payable                       $ 740,835           $564,151
Accrued expense                     308,642            300,371

Total                                      $1,049,477          $864,522
                                               =========         =======
Note 10- Loan from shareholder

As of September 30, 2010 and March 31, 2010 the amount of the loan from a major shareholder was $1,921,186 and $1,882,656. It is an interest free loan and payable on demand.

Note 11 - Income taxes

Under the existing Income Tax Laws of the PRC, the Company is subject to an income tax at an effective rate of 33% (30% national income taxes plus 3% local income taxes) on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments.  The statutory rate has been changed to 25%, effective January 1, 2008. The Company has not paid any income taxes for the past years, due to losses from operations.

Note 12- Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 419,696,014 common stock equivalents available in the computation of earnings (loss) per share at September 30, 2010 and March 31.2010.

Note 13 -Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2010 and March 31, 2010 substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

Beijing Shennongxing remains in a pre-market stage of its operations. During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Sales have been incidental to these activities and, therefore, limited.  During the quarter ended September 30, 2010 we did not generate revenue. During the same period last year we recorded 0 in revenue.  During the 6 months ended September 30, 2010 we did not generate revenue. During the same period last year we recorded $36,400 in revenue.  These sales were made to a small number of farms and plantations, generally at cost, and primarily for the purpose of initiating distribution for testing purposes.  Primarily because the cost of goods sold recorded on our Statements of Operations includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging), in each period we realized no or negative gross margin.

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

                Our general and administrative expenses principally include:

●   Office staff salaries and benefits;
●   Traveling and entertainment expenses;
●   Other associated fees.

Our general and administrative expenses were $56,534for the quarter ended September 30, 2010, and were slightly decreased as compared to $61,530, in the same quarter last year. And for the 6 months ended September 30, 2010, our general and administrative expenses were $157,861, an increase of $24,735 as compared to $133,126. The increase is primarily attributable to expenses incurred in the 2010 and 2009 fiscal years in connection with (a) product acquisition and development, and (b) efforts by the Company to become publicly listed in the United States. In addition, if we are able to secure the funds needed to implement our marketing program, general and administrative expenses will grow along with the expansion of our business operations.  When funded, we intend to open new manufacturing facilities and hire additional personnel, all of which will increase our general and administrative expenses.

               Due to the low level of our revenues, our operating expenses were approximately equal to our net loss in all of the periods reported on in this Report:  $71,797 for the quarter ended Sepetember 30, 2010, $61,530 for the quarter ended September 30, 2009. And $186,456 for the 6 months ended Sepetember 30, 2010, $194,494 for the 6 months  ended September 30, 2009.

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

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by loans from our shareholders. As of September 30, 2010, therefore, the balance due to our shareholders was $421,990 This is recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

As of September 30, 2010, SNX had a working capital deficit of $421,990. Included in our current assets at September 30, 2010 are “other account receivable” of $639,991. The greater portion of this item represents funds advanced to middlemen for future purchases of raw materials. The accounts will be amortized as raw materials are received.

The second largest item in our current liabilities is denoted “accrued expenses and other payable.”  As of September 30, 2010 this item totaled $1,049,477. Included in this item is $740,830 related to the conversion of the facilities of the XiangYu Fertilizer Company for use in our operations. The item includes amounts owed (but, in most cases, not yet payable) for services by contractors, and also includes refundable contract deposits and bidding deposits given to Beijing Shennongxing in connection with the construction process.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

China Organic Fertilizer, Inc.

Date : November 22, 2010	/s/Chen Yu
Chen Yu, Chief Executive Officer
and Chief Financial Officer