Form 10-Q
period 2011-05-23
CHINA ORGANIC FERTILIZER, INC.
filed 2011-05-23
CIK 1081944

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of May 23, 2011, 5,954,257 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
	(Unaudited)
ASSETS	December 31	March 31
	2010	2010
Current Assets:
Cash and cash equivalents	$79,048	$138,345
Accounts receivable	128,779	70,017
Other account receivable-net	621,417	648,170
Advanced to suppliers	72,816	17,604
Inventory (net)	572,386	440,871
Prepaid Expenses	151,082	146,102
Total Current Assets	1,625,528	1,461,109

Property, Plant & Equipment, net	1,775,813	1,756,857

Intangible assets, net	473,251	457,654

Total Assets	3,874,593	3,675,620
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
	December 31	March 31
	2010	2010
Current Liabilities:
Accounts Payable	680,659	658,223
Advance from Customers	129,704	125,429
Tax Payable	83,691	78,588
Accrued expenses and other payable	1,144,639	864,522

Total Current Liabilities	2,038,691	1,726,762

Long-Term Liabilities:
Loan from stockholders	1,946,853	1,882,656

Total Long-Term Liabilities	1,946,853	1,882,656

Total Liabilities	3,985,545	3,609,418
Stockholders' Equity:
Preferred stock-series A, convertible, par value $0.001, 153,442 shares
issued and outstanding	153	153
Preferred stock- series C, convertible, par value $0.001, 3,600 shares authorized and 3,600 shares issued and outstanding , convertible
to common stock at 1 to 10,000	360,000	360,000
Preferred stock, 99,896,000 authorized, 0 share issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized
5,954,257 shares issued and outstanding	5,954	5,954
Additional paid in capital	2,047,833	2,047,833
Accumulated other comprehensive income	(64,377)	(62,683)
Retained Earnings	(2,460,515)	(2,285,055)
Total Stockholders' Equity	(110,952)	66,202

Total Liabilities and Stockholders' Equity	$3,874,593	$3,675,620

	For the Three Months Ended June 30,		For the Nine Months Ended
	September 31,		December 31,
	2010	2009	2010	2009

Revenues	$894,752	$12	$894,752	$36,413

Cost of Goods Sold	779,368	33	779,368	96,335

Gross Profit	115,383	(21)	115,383	(59,922)

Operating Expenses:
Sales Expenses	13,982	-	42,577	1,466
General and Administrative Expenses	88,002	306,115	245,863	439,243

Total Operating Expenses	101,984	306,115	288,440	440,709

Income from Operations	13,399	(306,136)	(173,057)	(500,631)

Other Income and (Expense):
Other Income	-	-	-	33
Financial Expense	83	-139	-66	-64

Other Income/(Expenses)	83	-139	-66	-31

Income Before Income Taxes	13,482	(306,275)	(173,123)	(500,662)

Provision For Income Taxes	(2,337)	-	(2,337)	(455)

Net Income (Loss)	15,819	-306,275	(175,460)	(501,117)

Other Comprehensive Items:

Foreign Currency Translation Loss	(33)	(59)	(1,694)	(39,475)

Comprehensive Income	$15,786	$(306,334)	$(177,154)	$(540,592)

Weighted Average Earning Per Share
Basis	$0.00	$(0.05)	$(0.03)	$(0.09)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basis	5,954,275	5,954,275	5,954,275	5,954,275
Diluted	41,969,601	41,969,601	41,969,601	41,969,601

		For the Nine Months Ended
Cash Flows From Operating Activities:		December 31,
		2010	2009
Net Loss		$(175,460)	$(501,117)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense		39,859	50,494
(Increase) or Decrease in Current Assets:
Accounts Receivable		(58,762)	(229,512)
Inventories		(131,515)	(217,804)
Advanced to Suppliers		(55,212)	(16,419)
Other account receivable		26,753	(156,148)
Prepaid Expenses		(4,980)	(109,577)
Increase or (Decrease) in Current Liabilities:
Accounts Payable		22,436	579,596
Advanced from Customers		4,275	(19,679)
Tax Payable		5,103	50,601
Accrued expenseand other payable		280,117	766,660
	Net Cash ( Used) Provided by Operating Activities	(47,388)	197,095

Cash Flows From Investing Activities:

Purchased of production equipment		-	(178,057)
Disposal of Property and Equipment		5,970	145,629
	Net Cash Used in Investing Activities	5,970	(32,428)

Cash Flows From Financing Activities:
Loan from shareholder/(loan payback)	30	15,524
Capital Contribution	-	39,772
Net Cash Provided in Financing Activities	30	55,296

	(17,909)	(40,099)

Increase in Cash and Cash Equivalents	(59,297)	179,864

Cash and Cash Equivalents -Beginning Balance	138,345	14,504

Cash and Cash Equivalents - Ending Balance	$79,048	$194,368

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	-	-

CHINA ORGANIC FERTILIZER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2010

(UNAUDITED)

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

China SXAN Biotech assigned all of its pre-Merger business and assets to American SXAN Biotech, Inc., its wholly-owned subsidiary, and American SXAN Biotech assumed responsibility for all of the liabilities of China SXAN Biotech that existed prior to the Merger. Subsequently, American SXAN Biotech was transferred to the prior management of China SXAN Biotech in exchange for 660,000 shares of common stock.

Beijing Shennongxing Technology, Co. Ltd (BSNX) was established in June 2002 .The company’s registered capital is five hundred thousand (500,000) RMB. In January 2005, the company  amended its charter and changed its name to Beijing Shennongxing Technology, Ltd.Co. BSNX   increased registered capital to one million (1,000,000) RMB (approximately $124,355 US Dollar). In March 2006, BSNX became a foreign owned company after approval by the Haidian Business Bureau in Beijing. The major operations of BSNX are manufacturing organic fertilizer and studying organic agricultural products.

BSNX established Beijing Shennongxing Huanan Xiangyu Green Fertilizer Ltd, Co. (Huanan Xiangyu) on Feb 5th, 2005. Its major products are biology organic fertilizer, organic leaves fertilizer, and organic composite fertilizer. Huanan Xiangyu is located in Huanan county of Heilongjiang province. Huanan Xiangyu closed on June 29th, 2006. BSNX signed management contract with Huanan county and paid 2.2 million RMB (equivalent to $265,492 USD) to obtain the operating right of Xiangyu Fertilizer Company of Huanan County (XFH). Using XFH’s plant equipment and other related intangible assets for 20 years. (XFH had transferred the assets to BSNX when XFH closed).

On April 18th, 2007, SNX invested 1.7 million RMB (equivalent to $239,670 USD) to establish Daqing Shennongxing Xiangyu Technology CO., Ltd (DSNX). DSNX’s business scopes are manufacturing complex mixing fertilizer, biology fertilizer, organic fertilizer, and

Note 1 – Organization (continued)

marketing microbe fertilizer. DSNX located in Daqing City, Heilongjiang province.

Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (HSNX) was established on September 15, 2006. HSNX’s registered capital was 5.2 million RMB (equivalent to $762,467 USD), invested by Baoxiang Wang and Baofang Wang, Baofang Wang and Baoxiang Wang’s shares was 60% and 40% respectively. At September 19, 2007, the shareholders have changed to SNX organic fertilizer Co, Ltd. In August 12th 2008 SNX has paid 2,084,232.34 RMBequivalent to $304,986）to Baoxiang Wang and to Baofang Wang 3,133,325.75RMBequivalent to $457,481 USD）. On August 25, 2008, HSNX’s business scope is producing complex mixing fertilizer, organic fertilizer. HSNX’s business facility location is in Jiamusi city, Heilongjiang province of China.

On April 7, 2010 the company implemented a 1 - for - 10 reverse split of its common stock.  All quantification of outstanding shares or per share amounts in this report have been adjusted to reflect the reverse split as it occurred prior to the relevant date.

Note 2 - Summary of Significant Accounting Policies

 Unaudited interim financial information
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Revenue recognition
The Company’s revenue recognition policies are in compliance with ASC 650. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Foreign currency translation and other comprehensive income
The reporting currency of the Company is the US dollar. The functional currency of the Company and its subsidiaries is the Chinese Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive loss in the consolidated statement of shareholders’ equity are（$64,377） and ($62,683) as of December 31, 2010 and March 31, 2010, respectively.

Fair value of financial instruments
The carrying amounts of the Company's financial instruments (including accounts receivable and payable, payables to related parties and bank loan) approximate fair value due to the relatively short period to maturity of these instruments.

Risks of losses
 The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2010 and March 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Certain financial instruments, which subject to concentration of credit risk, consist of cash.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and March 31, 2010, the Company had deposits totaling $79,048 and $138,345 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts receivables and allowance for doubtful accounts
Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off.  The Company had trade accounts receivable of $128,779 and $70,017 as of December 31,2010 and March 31, 2010, respectively.

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

Although historically an immaterial concern due to the high inventory turnover in the Chinese organic fertilizer industry, the Company reviews its inventory regularly for possible obsolescence. The Company recorded no reserves for inventory obsolescence as of December 31, 2010 and March 31, 2010.

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

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) – “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15,

2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements. In April 2010, FASB issued ASU No. 2010-13–Stock Compensation. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

Note 3 – Other Receivables

Other receivables consist of rent deposit, telephone deposit, employees’ advances and other companies loan and miscellaneous items. As of December 31, 2010 and March 31, 2010 the total are $621,417 and $648,170, respectively. The receivables are interest free and unsecured.
	December 31, 2010	March 31, 2010
Loan to Employees	$ 66,680	$ 191,816
Refundable Security Deposit	16,687	-
Other Miscellaneous	538,050	456,354

Totals	$ 621,417	$ 648,170
Note 4 – Inventories

Inventories as of December 31, 2010 and March 31, 2010 consist of the following:
	December 31, 2010	March 31, 2010
Raw materials	$121,760	$29,286
Work in process	22,303	21,568
Finished goods	428,324	390,017

Totals	$572,386	$440,871

Note 5 – Prepaid Expense

Prepaid expense consists of prepaid salary expense and prepaid purchasing production equipment. As of December 31, 2010 and March 31, 2010, the Company had prepaid expense of $151,082 and $146,102, respectively.

Note 6 – Property and equipment

Property and equipment at December 31, 2010 and March 31, 2010 consist of the following:
	December 31, 2010	March 31, 2010
Buildings	$204,957	$198,201
Machinery and equipment	1,109,240	962,949
Vehicle	48,256	46,666
Office Equipment	50,963	48,199
Construction in Process	754,148	736,279
Sub- Totals	2,167,563	1,992,294
Less accumulated depreciation	-391,750	-235,437
Totals	$1,775,813	$1,756,857
The Company had depreciation expense of $39,859 and $123,099 for of the nine months periods ended December 31, 2010 and year ended March 31, 2010, respectively.
Note 7 – Impairment of Long-lived Assets

The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. As of December 31, 2010, the management estimated and recognized $75,123 impairment loss for machinery and equipment.

Note 8 – Intangibles

Intangibles assets at December 31, 2010 and March 31, 2010 consist of the following:
	December 31, 2010	March 31, 2010
Trade mark	$139,511	$134,913
Land use right	333,740	322,740
Total intangible assets	473,251	457,653
Less: Accumulated amortization	-	-
Net value of intangible assets	473,251	$457,653

As of December 31, 2010 and March 31, 2010, the land of subsidiary of Beijing ShenNongXing Technology Company and the trade mark of XiangYu subsidiary of Beijing ShenNongXing Technology Company haven’t been utilized. Therefore, the Company has not taken the amortization for those assets.

Note 9 - Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory purchases. Most of Company’s vendors require a certain amount of money to be Note 9 - Advances to suppliers( continued)

deposited with them as a guarantee that the Company will receive their purchase on a timely basis. As of December 31, 2010 and March 31, 2010, advance to suppliers is $72,816 and $17,604, respectively.

Notes 10 – Accounts payable

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers of $680,659 and $658,223 as of December 31, 2010 and March 31, 2010, respectively.

Note 11 – Other current liabilities

 Other current liabilities consist of the following:
	December 31, 2010	March 31, 2010
Other payables	$ 804,567	$564,151
Accrued expenses	340,072	300,371

Totals	$1,144,639	$864,522

Note 12 –- Loan from shareholder

As of December 31, 2010 and March31, 2010, the amount of the loan from shareholders was $1,946,853 and $1,882,656. It is an interest free loan and payable on demand.

Note 13 – Segment Reporting

Under SFAS 131, the Company has five reportable segments: SNX USA (“SNX”), Beijing Shennongxing Technology, Co. Ltd (“BSNX”), Daqing Shennongxing Xiangyu Technology CO., Ltd (“DSNX”), Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (“HSNX”). Following is a summary of segment information for the nine-month period ended March 31, 2010 and 2009:

Year ended December 31, 2010
	SNX	BSNX	DSNX	HSNX	Total
Revenue	-	$ 136,335	-	$ 758,416	$ 894,752
Operating Income (Loss)	-	(183,596)	(38,925)	49,464	(173,057)
Net Income (Loss)	-	(183,621)	(38,971)	47,132	(175,460)
Total Assets	-	989,083	825,143	2,060,367	3,874,593
Capital Expenditure	-	1,096	-	4,874	5,970
Depreciation and Amortization	-	4,678	30,009	5,172	39,859
Interest Expense (Income)	-	24	46	(4)	66

Year ended December 31, 2009
	SNX	BSNX	DSNX	HSNX	Total
Revenue	-	-	$ 36,413	-	$ 36,413
Operating Income (Loss)	(7,332)	(72,960)	(338,512)	(81,827)	500,631
Net Income (Loss)	(7,332)	(72,899)	(339,019)	(81,886)	501,116
Total Assets	-	1,106,846	884,733	1,920,779	3,912,358
Capital Expenditure	-	2,383	416	75,959	78,759
Depreciation and Amortization	-	101,470	65,619	105,010	272,099
Interest Expense (Income)	-	-	(11)	(22)	(33)

Note 14 - Income taxes

Under the existing Income Tax Laws of the PRC, the Company is subject to an income tax at an effective rate of 25% on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments. The Company has not paid any income taxes for the past years as it has not reported any taxable income.

Note 15- Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 41,969,601 common stock equivalents available in the computation of earnings (loss) per share at December 31, 2010 and March 31.2010.

Note 16 -Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and March 31, 2010 substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The Company had three major suppliers who accounted for 44.6%, 26.1% and 13.8% of total raw material purchase during the nine-month period ended December 31, 2010. Accounts payable from these three suppliers at December 31, 2010 were $303,400, $177,443 and $94,054, respectively. The Company had three major customers who accounted for 14.87%, 6.38% and 3.20% of total sales for the nine-month period ended December 31, 2010. Accounts receivable from these customers at December 31, 2010 were $19,145, $8,222 and $4,126, respectively.

Note 17-Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have incurred net losses of $175,460 and $501,117 during the nine months ended December 31, 2010 and 2009, respectively, and had an accumulated deficit of $2,460,515 at December 31, 2010.

Management plans to raise additional capital or borrow short term loan from the banks to meet the expectation of increased operating costs to fund the operation’s expenses. Management will then reevaluate capital needs upon a review of sales performance resulting from the upcoming growing season.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities or borrowing funds from banks. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that we will have sufficient funds to execute our business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

Beijing Shennongxing remains in a pre-market stage of its operations. During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Sales have been incidental to these activities and, therefore, limited.  During the quarter ended December 31, 2010 we had revenue of roughtly 900 thousands. During the same period last year we recorded 0 in revenue.  During the 9 months ended December 31, 2010 we had revenue of roughly 900 thousands. These sales were made to a small number of farms and plantations, generally at cost, and primarily for the purpose of initiating distribution for testing purposes. Primarily because the cost of goods sold recorded on our Statements of Operations includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging), in each period we realized no or negative gross margin.

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

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by loans from our shareholders. The balance due to our shareholders was recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

China Organic Fertilizer, Inc.

Date : May 23, 2011	/s/Chen Yu
Chen Yu, Chief Executive Officer
and Chief Financial Officer