Form 10-K/A
period 2010-03-31
CHINA ORGANIC FERTILIZER, INC.
filed 2011-06-06
CIK 1081944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

Commission File Number1-08397

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

 Amendment No. 1

This amendment is being filed in order to amend the Report of Independent Registered Public Accounting Firm and to include Note 14 to the Financial Statements.  Nothing else has been changed in this Report and no effort to update the information has been made.  For current information regarding the registrant, please review the more recent filings by the Registrant with the Securities and Exchange Commission.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 14 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2010, and has an accumulated deficit at March 31, 2010 of $2,285,055. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

P.C.LIU, CPA, P.C.

Flushing, NY

June 30, 2010 / May 29, 2011

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$138,345	$14,504
Accounts receivable, net	70,017	290,217
Other receivable, net	648,170	138,189
Advances to suppliers	17,604	0
Prepaid expenses	146,102
Inventory, net	440,871	184,589
Total Current Assets	1,461,110	627,499

Property and Equipment, net	1093225	1,278,838

Construction In Progress	736279	657,111

Intangible Assets, net	457653	457,029
Total Assets	$3,748,267	$3,020,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$658,224	$44,406
Advances from customers	125,429	145,108
Tax payable	78,588	28,037
Due to Management	1,882,656	1,700,523
Other liabilities	864,522	734,069
Total Current Liabilities	3,609,419	2,652,144

Commitments and Contingency

Stockholders' Equity:
Preferred stock, $0.001 par value; shares authorized; 153,442 shares issued and outstanding	153	153
Common stock; $0.001 par value; shares authorized; 59,542,572shares issued and outstanding	59543	19543
Capital stock	2,354,245	1,956,624
Other comprehensive income	(62,685)	(23130)
Retained earnings	(2,285,055)	(1584856)
Total Stockholders' Equity	66201	368334
Total Liabilities and Stockholders' Equity	$3,675,620	$3,020,478

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended March 31
	2010	2009

Revenues	$36,413	$117,414

Cost of Goods Sold	88,096	154,941

Gross Profit	(51,683)	(37,527)

Operating Expenses:
Sales Expenses	1,466	9,073
General and Administrative Expenses	646,671	726,254

Total Operating Expenses	648,137	735,327

Income from Operations before other Income and (expense)	(699,820)	(772,854)

Other Income and (Expense):
Other income	498	327
Financial expense	(422)	(1,084)

Non Operating( income)/expenses	76	(757)

Income Before Income Taxes	(699,744)	(773,611)

Provision For Income Taxes	455	-

Net Income (Loss)	(700,199)	(773,611)

Other Comprehensive Items:

Foreign Currency Translation Gain (Loss)	(39,555)	14,262

Comprehensive Income	$(739,754)	$(759,349)

Weighted average earning per share
Basis	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basis	59,542,752	59,542,752
Diluted	419,696,014	419,696,014

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Prefer Stock Series A		Prefer Stock Series C		Common Stock par value			Accumulated other
	one to one CS par $0.001		1 to 100,000 CS par $0.001		$0.001	Paid in	Additional Comprehensive	Retained	Comprehensive	Stockholders'	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity

Balance- March 31, 2008.	-	$-	-	$-		$-	$1,127,158	$(52,726)	$(811,245)		$263,187

Net loss for the year									(773,611)	(773,611)	(773,611)
Additional contributed capital							849,160				849,160
Foreign currency translation adjustment								29,598		14,262	29,598

Comprehensive income										(759,349)

Balance- March 31, 2009							1,976,318	(23128)	(1,584,856)		368,334

Shares issued for merger
January 30, 2010	153,442	153	3,600	360,000	59,542,572	59,543	(419,696)				-

Net loss for the year										(700,199)	(700,199)
Additional contributed capital							437,622		(700,199)		437,622
Foreign currency translation adjustment								(39,555)		(39,555)	(39,555)
Comprehensive income										(739,754)

Balance- March 31, 2010	153,442	$153	3,600	$360,000	59,542,572	$59,543	$1,994,244	$(62,683)	$(2,285,055)		$66,202

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended March 31,
	2010	2009
Net Loss	$(700,199)	$(773,611)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	123,099	112,840
(Increase) or Decrease in Current Assets:
Accounts Receivable	220,200	(44,432)
Inventories	(256,282)	30,668
Advanced to Suppliers	(17,604)	7,291
Other account receivable	(509,981)	(70,805)
Prepaid Expenses	(146,102)	3,584
Increase or (Decrease) in Current Liabilities:
Accounts Payable	613,817	(23,465)
Advanced from Customers	(19,679)	51,552
Tax Payable	50,551	27,897
Other payable	155,669	(16,033)
Accrued expense	(24,216)	149,430
Net Cash ( Used) Provided by Operating Activities	(510,727)	(545,084)

Cash Flows From Investing Activities:

Disposal of production equipment	215,666	318,265
Purchase of property, Equipment	(198,322)	(282,483)
Net Cash Used in Investing Activities	17,344	35,782

Cash Flows From Financing Activities:
Loan from shareholder/(loan payback)	182,134	(538,895)
Capital contribution	437,622	864,496
Net Cash Provided in Financing Activities	619,756	325,601

Increase in Cash and Cash Equivalents	126,373	(183,701)

Effect of exchange rate changes on cash and cash equivalents	(2,532)	4,171

Cash and Cash Equivalents -Beginning Balance	14,504	194,034

Cash and Cash Equivalents - Ending Balance	$138,345	$14,504

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

Beijing Shennongxing Technology, Ltd.Co.(BSNX) was established in June 2002 .The company’s registered capital is five hundred thousand (500,000) RMB. In January 2005, the company had amended its charter and changed nameto Beijing Shennongxing Technology, Ltd.Co. BSNX   increased registered capital to one million (1,000,000) RMB (appromixingly $124,355 US Dollar). In March 2006, BSNX became a foreign owned company which approved by Haidian Business Bureau in Beijing. The major operations of BSNX are manufacturing organic fertilizer and studying organic agricultural products.

BSNX established Beijing Shennongxing Huanan Xiangyu Green Fertilizer Ltd, Co. (Huanan Xiangyu) on Feb 5th, 2005. Its major products are biology organic fertilizer, organic leaves fertilizer, and organic composite fertilizer. Huanan Xiangyu is located in Huanan county of Heilongjiang province. Huanan Xiangyu closed on June 29th, 2006. BSNX sign managing contract with Huanan county and paid 2.2 million RMB (equivalent to $265,492 USD) toobtain the operating right of Xiangyu Fertilizer Company of Huanan County (XFH). Using XFH’s plant equipment and other related intangible assets for 20 years. (XFH had transferred the assets to BSNX when XFH closed).

On April 18th, 2007, SNX invested 1.7 million RMB (equivalent to $239,670 USD） to establish Daqing Shennongxing Xiangyu Technology CO., Ltd (DSNX). DSNX’s business scopes are manufacturing complex mixing fertilizer, biology fertilizer, organic fertilizer, and   marketing microbe fertilizer. DSNX located in Daqing City, Heilongjiang province.

Heilongjiang Xiangyu Organic Fertilizer Co. Ltd (HSNX) was established on September 15, 2006. HSNX’s registered capital was 5.2 million RMB (equivalent to $762,467 USD), invested by Baoxiang  Wang  and  Baofang  Wang, Baofang Wang and Baoxiang Wang’s shares was 60% and 40% respectively. At September 19, 2007, the shareholders have changed to SNX organic fertilizer Co, Ltd. In August 12th 2008 SNX has paid 2,084,232.34 RMB（equivalent to $304,986）to Baoxiang Wang, and  to Baofang Wang 3,133,325.75RMB（equivalent to $457,481 USD). On August 25, 2008, HSNX’s business scope is producing complex mixing fertilizer, organic fertilizer. HSNX’s businessfacility location is in Jiamusi city, Heilongjiang province of China.

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

 Note 14 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company incurred net losses of $700,199 and $773,611 during the years ended March 31, 2010 and 2009, respectively, and had an accumulated deficit of $2,285,055 as of March 31, 2010.

Management plans to raise additional capital and borrowing short term loan from the banks to meet the expectation of increased operations costs to fund the operation expenses, and then reevaluate capital needs upon a review of sales performance resulting from the upcoming season.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and borrow funds from banks. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Chen Yu	20,000,000		4.8%
Feng Zhenxing(3)	14,400,000		3.4%
Feng Guowu(3)	800,000		0.2%

All directors and officers, as a group (3 persons)	35,200,000		8.4%

Huakang Zhou, 18 Quail Run, Warren, NJ 07075	89,500,000	(4)	21.3%

Ying Wang	80,000,000		19.1%

Yuting Yan	25,000,000		6.0%
________________________________

(1)	Except as otherwise noted, the address of each shareholder is c/o Beijing Shennongxing Technology Co., Ltd., 49 Fuxingmennei Street, Suite 310, Beijing, P.R. China 100031
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)	The address for Messrs Feng and Feng is Three-Kilometer Spot Along the Hayi Highway, Tieli City, Heilongjiang Province, P.R. China
(4)	Includes 40,000,000 shares owned by Warner Technology & Investment, Inc., which is controlled by Mr. Zhou.

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