Form 10-K
period 2011-03-31
CHINA ORGANIC FERTILIZER, INC.
filed 2012-12-28
CIK 1081944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  _____   No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of September 30, 2010, 41,991,980 shares of common stock, par value $.001 per share, were outstanding.

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

 ITEMS 1. DESCRIPTION OF BUSINESS

 Business

China Organic Fertilizer, Inc. is a holding company that carries on the business of manufacturing and distributing organic fertilizer through wholly-owned subsidiaries located in the People’s Republic of China (“PRC”).  Indirectly, through a Delaware corporate subsidiary, it owns 100% of the registered capital stock of Beijing Shennongxing Technology Co., Ltd.

Beijing Shennongxing was organized in 2002 under the laws of the PRC.  In 2005 Beijing Shennongxing amended its charter to adopt its current corporate name and increased its registered capital to 1,000,000 RMB ($157,232).  From inception, Beijing Shennongxing has engaged in the business of manufacturing and marketing organic fertilizer. Currently Beijing Shennongxing operates through two wholly-owned subsidiaries:

•
Daqing Shennongxing Xiangyu Technology Co., Ltd. (“Daqing Shennongxing”).  Beijing Shennongxing invested $239,670 to establish Daqing Shennongxing in Daqing City, Heilongjiang Province.  Daqing Shennongxing specializes in manufacturing complex mixing fertilizer and organic fertilizer, and in developing and marketing microbial fertilizer.  During the year ended March 31, 2011, however, Daqing Shennongxing was dormant, as the government initiated proceedings to devote the land on which Daqing Shennongxing carried on its operations to public purposes.

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

Until the second half of fiscal year 2011, we focused our attention on research and development of our product line.  For that reason we only first generated significant revenues in the second half of fiscal 2011.   However, our products are now ready for full scale marketing, and it is our plan to promote our product in more districts around China, and to set up additional manufacturing bases in central China and southern China. Implementation of that plan will require capital, however.  So our focus in the coming months will be on obtaining the working capital that will enable us to take advantage of the market opportunities available to our company.

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

According to the Ministry of Agriculture of China, there are more than 2 billion acres of cultivated land in Chine, which require approximately 140 million tons of fertilizer per year. The Chinese National Agricultural Means of Production Circulation Association has estimated that in 2008 Chinese fertilizer consumption accounted for 38% of total world-wide fertilizer usage.  China's production of fertilizer, however, falls far short of the demand, with the result that China’s fertilizer supply is still dependent on imports.  Since fertilizer is a bulky and volatile product, difficult to ship, the lack of an adequate domestic supply of fertilizer forces farmers to pay prices for imported fertilizer that are swelled by shipping charges.  This situation creates a significant market opportunity for a domestic supplier of quality fertilizer.

There are about 500 factories and related companies involved in the commercial manufacture of fertilizer in China.  These 500 companies could be categorized into three different market segments in term of product:

•
Refined organic-based fertilizer, mainly focus on providing agricultural crops with organic nutrition and replenishing micronutrients that cannot be sufficiently obtained from soil. The companies that are involved in manufacturing such products account for about 31% of Chinese fertilizer companies.

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

Our Products

During the past several years we have developed or acquired the technology necessary to manufacture a variety of fertilizer products, including high quality organic fertilizer, active organic compound fertilizer, organic foliage fertilizer product, and organic-based fertilizer processed from biodegradable waste. In addition to the high fermentation technology that we imported from the U.S., we are also working closely with the Chinese Academy of Agricultural Sciences and China Agricultural University and other experts in an effort to maximize the utility of the technology we imported from overseas.  In the coming years we plan to apply for patents covering our state-of-the-art fertilizer manufacturing technology.

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

Plants tend to easily absorb organic fertilizer without many of the side effects found in the use of chemical fertilizer.  This organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. Additional functions of organic compound fertilizer include:

•	preserving nitrogen and improving soil fertility;
•	allowing phosphorus and potash fertilizer to gradually dissolve;
•	promoting disease resistance; and
•	activating and maintaining soil moisture content.
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

Trademarks and Intellectual Property

In 1999 the China Green Product Development Center awarded to the XiangYu Fertilizer Company, a state-owned enterprise of Huanan County, its certification that fertilizer sold under the brand “XiangYu” qualified as a Grade A Green Food Raw Material, making XiangYu the first Grade A green brand in the Province of Heilongjiang. To achieve that certification, the company’s production environment had to satisfy environmental quality standards established by the National Administration of Agricultural Quality, Supervision, Inspection and Quality.  The certification meant that food manufacturing companies using food products fertilized with XiangYu brand fertilizer are eligible to put the “Green Food” label on their products. In the following years, the XiangYu brand developed into one of the best known fertilizer brands in northeast China, including the Provinces of Liaoning, Jilin and Heilongjiang.  In 2008 “XiangYu” was presented the “Brand Name” award at the Heilongjiang China Agricultural Exposition.

Despite the value of its brand, the XiangYu Fertilizer Company failed as a business.  In 2006, therefore, we signed a management agreement with the government of Huanan County and paid $265,492 to obtain an exclusive license to use the XiangYu brand name for 20 years, as well as the plant, equipment and intangible assets of the XiangYu Fertilizer Company.  Currently, we market our products under the XiangYu brand.  In the near future, we also plan on acquiring another famous fertilizer brand, “Zheng Guang,” which is influential in central China.  We are looking to take advantage of these name brands to expand and improve public awareness of our own organic-based fertilizer products.

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

Production and Facilities

The Company’s plant in Jiamusi City has a fertilizer output capacity of 5,000 tons per year.  Our plant in Daqing also has a fertilizer output capacity of 5,000 tons per year as well; however, due to a government order that our land in Daqing be dedicated to a public use, we have terminated operations at that facility and are in the process of liquidating that facility. We currently have one “scarab” fertilizer manufacturer, as well as the other necessary equipment for production, including a windrow turner machine, customized rotary drum screening system, farmland thermometer, farmland moisture measure, and PH screen appliance.  Most of our equipment was introduced from North America.

During the year ended March 31, 2011, the combined actual output of the Company was 932 tons, as we did not initiate sales until the second half of the year.  As we obtain capital to fund our operations, we will seek to expand to our plant capacity.  In addition, in order to reduce shipping expense, our plan is to develop local manufacturing facilities in additional regions of China, thereby providing local delivery capabilities and increased capacity.

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

Currently we sell our products through direct selling methods.  However, we are actively developing county level product representatives to represent and market our products throughout the provinces contiguous to Heilongjiang:  Liaoning, Shandong, Neimenggu and Hebei. The Company will employ a target-profit pricing method. The headquarters in Beijing will determine the target profits for its manufacturing plants, which in turn will work directly with general distributors to determine the prices of each of the product series sold into the local distribution channel.

Because of our low level of sales at this time, a small number of customers provide the largest portion of our sales.  Our major customers are farms and plantations, including four from Beijing, three from Shandong and three from Hebei.  During the year ended March 31, 2011, approximately1% of our sales are made to farmers who are certified as “organic.”  The majority of our sales are to non-organic growers who are attracted by the productivity advantages offered by our products.

Currently Beijing Shennongxing ships its fertilizer in bagged lots.  Its automatic filling and packaging line has a capacity of 500kg/hour.  Beijing Shennongxing uses outsourced trucks as the primary method of making shipments from the manufacturing facility to the customer.  In special circumstances, rail delivery will also be available. Because transportation of fertilizer entails a risk of environmental pollution, Beijing Shennongxing has developed special transportation and storage containers for use in distribution of its products.

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

Our sales volume can be volatile as a result of a number of factors, including:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
•	Quantities of fertilizers imported to primary markets;
•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markers, and domestic demand (food, feed, biofuel);
•	Government regulation, intervention and unexpected changes in government policies; and
•	The reputation of our products and company in the marketplace.

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

 Employees

We currently have 55 full-time staff and employees, assigned to our internal departments as follows:

Department	Headcount
Management	12
Accounting staff	6
Sales and marketing staff	22
Product line staff	15
Total	55

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

Chemical fertilizers are manufactured by many companies and are plentiful and relatively inexpensive. In addition, the number of fertilizer products registered as “organic” with the China Food Development and Certification Center increases yearly. If we fail to keep up with changes affecting the markets that we intend to serve, we will become less competitive, adversely affecting our financial performance.

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

We rely principally on dividends and other distributions on equity paid by our operating subsidiary to fund our cash and financing requirements, but such dividends and other distributions are subject to restrictions under PRC law. Limitations on the ability of our operating subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company and conduct substantially all of our business through our operating subsidiaries, which are organized in China. We will rely on dividends paid by Beijing Shennongxing for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to regulations that will permit Beijing Shennongxing to pay dividends to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Beijing Shennongxing is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, Beijing Shennongxing is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if Beijing Shennongxing incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of Beijing Shennongxing to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

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

Risk Related to Our Common Stock

Our common stock price may fluctuate significantly

Because we are a recently organized company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our common stock will likely fluctuate significantly. We do not expect to generate substantial revenue from the license or sale of our unique technology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

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

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪	With a price of less than $5.00 per share;
▪	That are not traded on a national exchange;
▪	Whose prices are not quoted on the NASDAQ automated quotation system; or
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTIES

The executive offices of Beijing Shennongxing are located in rented offices in Beijing.  The annual rental is $91,463.

The manufacturing facility of our subsidiary, Daqing Shennongxing, is located on a 3,685 m2 parcel of land in the National High Technology District in Daqing City, Heilongjiang.  The manufacturing facility of our other subsidiary, Heilongjiang Xiangyu, is located on a 3,198 m2 parcel in Jiamusi City, Heilongjiang.  Our subsidiaries own the land use rights to both parcels. The two facilities collectively have five warehouses, two for finished products and three for raw materials and work in process, plus an office building.  We consider the facilities to be adequate for our business for the immediate future.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   RESERVED.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                (a) Market Information

Our common stock is currently quoted on the OTC Pink market under the symbol “CHOR.” During the past two fiscal years, the common stock was quoted primarily on the OTCBB, although it was transferred to the OTCQB for the period from February 23, 2011 through March 31, 2011.  There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High	Low
Quarter Ended June 30, 2009	$0.10	$0.01
Quarter Ended September 30, 2009	$0.10	$0.01
Quarter Ended December 31, 2009	$0.10	$0.02
Quarter Ended March 31, 2010	$0.32	$0.05
Quarter Ended June 30, 2010	$1.68	$0.50
Quarter Ended September 30, 2010	$1.01	$0.23
Quarter Ended December 31, 2010	$1.31	$0.55
Quarter Ended March 31, 2011	$1.01	$0.55

(b) Shareholders

On December 14, 2011 there were approximately 303 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Through March 31, 2011, Beijing Shennongxing remained in a pre-market stage of its operations.  During the past few years we have focused on developing our technology and product offering, then on establishing marketing channels, including developing access to agribusiness clients.  Until the quarter ended December 31, 2010, sales were incidental to these activities and, therefore, limited.  During the year ended March 31, 2010 we recorded only $36,413 in revenue, all of which was earned in the quarter ended June 30, 2009.  During the period from July 1, 2009 to September 30, 2010 we recorded no revenue.

In the third quarter of the 2011 fiscal year, the quarter ended December 31, 2010, we implemented a broad program of product distribution.  We recorded $894,752 in revenue during that quarter.  These sales were made to a small number of farms and plantations, with 68% of the sales revenue coming from two customers.  The sales were made generally at cost, and primarily for the purpose of initiating distribution for testing purposes.

Our total sales revenue during the year ended March 31, 2011 was $954,143, as we added $59,391 of sales in the fourth quarter of the fiscal year.  The revenue yielded only $100,908 in gross profit, however.  There were five principal reasons for the low gross margin:

•	Because we were distributing fertilizer primarily for the sake of testing our distribution systems, we did not aggressively price our products.
•
Our operations are inefficient at the level of sales we recorded.  The cost of sales that we record includes an allocation of indirect production costs (such as utilities) and an allocation of indirect labor (such as assembly and packaging).  If our facilities are functioning at less than optimal levels, then, these allocations will be disproportionately large compared to revenues.

•
For the past several years, there have been frequent increases in the cost of the specialized raw materials that we use in our fertilizer.  Specifically, the cost of carbamide, which serves as an important raw material for our products, increased by 45% to RMB 2100 per ton in 2010 from RMB 1450 per ton in 2008. In addition, the costs of monoammonium, potassium, and potassium chloride have increased significantly.  Our prospects for profitable operations in the future will depend, in part, on how the international market for these raw materials develops in the next few years.

•	The cost of transportation represents a significant portion of our cost of goods sold. Recent increases in prices in the international oil market have also limited our gross profit.
•	After reviewing our accounts receivable at March 31, 2011, we determined that an allowance of $72,755 was appropriate.
Our operating expenses during the year ended March 31, 2011 increased dramatically from the level incurred in the prior year, due to a 44% increase in general and administrative expenses and a large write-down of assets due to impairment.  The increase in our general and administrative expenses was attributable to our careful review of our assets at March 31, 2011, which resulted in:

•	a $71,144 write-off of bad debts;
•
a $595,515 write-off of non-trade receivables, which primarily consisted of advances we had made to suppliers that we do not expect to recover, but also included miscellaneous deposits and employee loans; and

•	a $118,129 write-off of inventory that had become unusable.
In addition, our operating expenses included a $1,593,098 charge for impairment of assets.  We incurred this charge because early in the fiscal year, the government informed us that it intended to dedicate the land on which our Daqing facility is located to a public use.  This situation rendered the equipment that we had installed at Daqing and various related assets located there useless to us.  As of the end of the fiscal year, we remained in negotiations with the government regarding the amount that the government may pay to compensate us for the loss of our factory, but we have no basis for estimating the compensation nor any assurance that it will be paid.  If the government does agree to compensate us for the loss, the gain will be recorded in the fiscal period when we receive the commitment.

Our operating expenses in fiscal 2012 should return to the levels realized in fiscal 2010, as we do not expect a recurrence of the write-offs that swelled operating expenses in fiscal 2011.  However, if we are able to secure the funds needed to implement our marketing program, general and administrative expenses will grow along with the expansion of our business operations.  When funded, we intend to open new manufacturing facilities and hire additional personnel, all of which will increase our general and administrative expenses.

Due to our low level of gross margin in each year, our net loss was approximately equal to our operating expenses in both years reported on in this Report:  $2,478,369 for the year ended March 31, 2011, $700,199 for the year ended March 31, 2010.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended March 31, 2011, the unrealized gain on foreign currency translations increased our accumulated other comprehensive income by $10,714.

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by the capital contributions made by our principal shareholders. In addition, from time to time our principal shareholders have made loans to the Company to serve as working capital.  As of March 31, 2011, therefore, the balance due to our shareholders was $158,506.  This is recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they have committed that they will not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.

As of March 31, 2011, the Company had a working capital deficit of $1,477,207.  The majority of our current assets at March 31, 2011 is inventory valued at $195,565, and excludes the inventory valued at $118,129 that we wrote-off at March 31, 2011.  Otherwise our current assets are negligible, which means that we will likely be required to borrow funds in order to fund our ongoing operations.

Despite our net loss of $2,478,369, our operations used only $197,012 during the year ended March 31, 2011, a significant improvement over the $510,727 used during the year ended March 31, 2010.  The reason for the disparity between the fiscal 2011 net loss and use of cash was the fact that most of the net loss arose from our write-off of assets.  In addition, $45,954 of the loss arose from depreciation and amortization.  We also reduced our inventory level by $141,742 during fiscal 2011, which partially offset our use of cash to satisfy accounts payable.

The cash that we did use was obtained from our management.  During fiscal 2011 we received a capital contribution of $85,365 and took related party loans totaling $158,506.  This enabled us to fund our operations as well as add $147,615 in equipment to our Heilongjiang facility.

In order to fully implement our business plan, we will require working capital far in excess of our current asset value. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

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

In our preparation of the consolidated financial statements for 2010 there were six estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
Our decision to record a $1,593,098 impairment loss with respect to the assets associated with our Daqing facility.  The decision was based on our expectation regarding the liquidation value of the assets and our lack of assurance that we will receive compensation for the loss of the facility.

•
Our decision, described in Note 3 to the Consolidated Financial Statements, to record a $72,755 allowance for doubtful accounts.  The decision was based on our assessment of the likelihood of recovery of our accounts receivable.

•
Our decision, described in Note 3 to the Consolidated Financial Statements, to record a $120,805 allowance for useless inventory.  The decision was based on our estimate of the likelihood of sales during fiscal 2012.

•
Our decision, described in Note 11 to the Consolidated Financial Statements, to record a 100% valuation allowance with respect to our deferred tax assets.  The decision was based on our inability to predict that it is more likely than not that we will realize taxable income in the future against which the deferred asset can be offset.

We made no material changes to our critical accounting policies in connection with the preparation of previous financial statements.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Organic Fertilizer, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Fertilizer, Inc. as of March 31, 2011 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Organic Fertilizer, Inc. as of March 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying balance sheet and disclosed in Note 2, the Company’s current liabilities exceeded its current assets by $1,477,207 and the Company has an accumulated deficit of $4,763,424 since inception. The Company has stockholders’ deficiency of $668,361. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
November 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

China Organic Fertilizer, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Fertilizer, Inc. and subsidiaries as of March 31, 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Organic Fertilizer, Inc. and subsidiaries as of March 31, 2010, and the results of its operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 14 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through March 31, 2010, and has an accumulated deficit at March 31, 2010 of $2,285,055. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

P.C.LIU, CPA, P.C.

Flushing, NY

June 30, 2010 / May 29, 2011

CHINA ORGANIC FERTILIZER, INC
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2011	2010
ASSETS		(Restated)

Current assets:
Cash	$36,813	$138,345
Accounts Receivable	65,307	70,017
Inventory	195,565	440,871
Advance to suppliers	-	17,604
Prepaid expenses	-	146,102
Other receivables	15,545	648,170
Total current assets	313,230	1,461,109

Property and equipment, net	347,315	1,510,192
Intangible assets, net	461,531	457,654

Total assets	$1,122,076	$3,428,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilties:
Accounts payable	$434,658	$658,223
Advance from customers	130,333	125,429
Tax payables	84,070	78,588
Accrued expenses and other current liabilities	982,870	852,786
Loan from stockholders	158,506	-
Total current liabilities	1,790,437	1,715,026

Stockholders' Equity
Preferred stock - series A, convertible, $0.001 par value 99,896,400 shares authorized, 7,825,525 shares issued and outstanding as of March 31, 2011 and 2010	7,826	7,826
Preferred stock - series C, convertible, $0.001 par value, 3,600 shares authorized, Zero and 3,600 shares issued and outstanding as of March 31, 2011 and 2010	-	4
Common stock, $0.001 par value, 100,000,000 shares authorized 41,991,980 and 5,991,980 shares issued and outstanding as of March 31, 2011 and 2010, respectively	41,992	5,992
Additional paid-in-capital	4,097,214	4,047,845
Accumulated other comprehensive income	(51,969)	(62,683)
Accumulated deficit	(4,763,424)	(2,285,055)

Total stockholders' equity	(668,361)	1,713,929

Total liablities and stockholders' equity	$1,122,076	$3,428,955

The accompanying notes are an integral part to the consolidated financial statements

CHINA ORGANIC FERTILIZER, INC
CONSOLIDATED STATEMENT OF OPERATION AND OTHER COMPREHENSIVE LOSS

	For the years ended March 31,
	2011	2010

Revenue	$954,143	$36,413

Cost of sales	853,235	88,096

Gross Profit	100,908	(51,683)

Operating expenses:
General & administrative expenses	929,156	646,595
Selling expenses	54,675	1,466
Impairment of assets	1,593,098	-
Total operating expenses	2,576,929	648,061

Loss before income taxes	(2,476,021)	(699,744)

Income Taxes	2,348	455

Net loss	(2,478,369)	(700,199)

Other Comprehensive item:
Foreign Currency Translation adjustment	10,714	(39,555)

Comprehensive loss	$(2,467,655)	$(739,754)

Basic and diluted loss per share	$(0.06)	$(0.12)

Basic and diluted weighted average shares outstanding	40,315,268	5,991,980

The accompanying notes are an integral part to the consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
								Other
	Preferred Stock, Series A		Preferred Stock, Series C		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Income	Earnings	Total

Balance - March 31, 2009	-	$-	-	$-	-	$-	$1,976,318	$(23,128)	$(1,584,856)	368,334

Recapitalization for merger	7,825,525	7,826	3,600	4	5,991,980	5,992	(13,822)	-	-	-

Capital contribution	-	-			-		2,085,349			2,085,349

Foreign currency translation adjustment	-				-	-	-	(39,555)	-	(39,555)

Net loss					-	-	-	-	(700,199)	(700,199)
										-
Balance - March 31, 2010	7,825,525	7,826	3,600	4	5,991,980	5,992	4,047,845	(62,683)	(2,285,055)	1,713,929

Conversion of Series C preferred stock			(3,600)	(4)	36,000,000	36,000	(35,996)			-

Capital contribution							85,365			85,365

Foreign currency translation adjustment								10,714		10,714

Net loss									(2,478,369)	(2,478,369)
										-
Balance - March 31, 2011	7,825,525	$7,826	-	$-	41,991,980	$41,992	$4,097,214	(51,969)	$(4,763,424)	(668,361)

The accompanying notes are an integral part to the consolidated financial statements

CHINA ORGANIC FERTILIZER, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(2,478,369)	$(700,199)
Adjustments to reconcile net loss to net cash provided operating activities:
Depreciation and amortization	45,954	123,099
Bad debts	71,144	-
Write-off of other receivables and advances to suppliers	595,515	-
Inventory markdown	118,129	-
Impairment of long-lived assets	1,307,679	-
Changes in operating assets and liabilities:
Accounts receivable	(65,306)	220,200
Inventory	141,742	(256,282)
Advance to suppliers	-	(17,604)
Prepaid expenses	149,403	(146,102)
Other receivables	67,259	(509,981)
Accounts payable	(249,306)	613,817
Advances from customers	-	(19,679)
Taxes payables	2,408	50,551
Accrued expenses	96,736	(24,216)
Other payables	-	155,669
Net cash used in operating activities	(197,012)	(510,727)

Cash flows from investing activities
Acquisition of property and equipment	(147,615)	(198,322)
Disposal of production equipment	-	215,666
Net cash provided by (used in) investing activities	(147,615)	17,344

Cash flows from financing activities
Capital contribution	85,365	619,756
Proceeds from related party loans	158,506	-
Net cash provided by financing activities	243,871	619,756

Effect of exchange rate changes on cash	(776)	(2,532)

Net change in cash	(101,532)	123,841

Cash, beginning of the year	138,345	14,504

Cash , end of the year	$36,813	$138,345

Supplemental cash flow information
During the period, cash was paid for the following:
Income taxes	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of related party loans into capital	$-	$1,453,858

The accompanying notes are an integral part to the consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 1 – Organization

China Organic Fertilizer, Inc. (the “Company,” formerly known as “China SXAN Biotech, Inc.”), through its wholly owned subsidiaries, engages in the business of manufacturing and marketing organic fertilizer in China.

Reverse merger

On January 15, 2010 the Company acquired the outstanding capital stock of SNX Organic Fertilizers, Inc., a Delaware corporation (“SNX Organic”).  SNX Organic has three wholly owned subsidiaries, Beijing Shennongxing Technology Co., Ltd. (“Beijing SNX”), Daqing Shennongxing Xiangyu Technology Co., Ltd. (“Daqing SNX”) and Heilongjiang Xiangyu Organic Fertilizer Co., Ltd. (“HLJ SNX”), which were all organized under the laws of The People’s Republic of China

The acquisition took place through a merger of SNX Organic into a wholly-owned subsidiary of the Company, American SXAN Biotech, Inc. (“Merger”). In connection with the closing of the Merger, the Company issued to the shareholders of SNX Organic 4,000,000 shares of common stock and 3,600 shares of Series C Preferred Stock, which were convertible into 36,000,000 shares of the Company’s common stock. The Series C Preferred Stock was subsequently converted into 36,000,000 shares of common stock in April 2010.

The Company accounts for this transaction as a reverse merger pursuant to which the Company is the surviving entity for legal purposes and SNX Organic is the surviving entity for accounting purposes.

In connection with the Merger, the Company assigned all of its pre-Merger business and assets to American SXAN Biotech, Inc., its wholly-owned subsidiary, and American SXAN Biotech assumed responsibility for all of the liabilities of China SXAN Biotech that existed prior to the Merger.  In February 2010 the Company transferred American SXAN Biotech, Inc. to its management in exchange for 660,000 shares of the Company’s common stock. Those 660,000 shares were subsequently cancelled.

Reverse split

Effective on April 7, 2010, the Company filed with the Nevada Secretary of State Articles of Amendment to its Articles of Incorporation and effected a reverse split of its common stock in a ratio of one-for-ten. The financial statements have been adjusted to reflect this reverse split on a historical basis.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $1,477,207 as of March 31, 2011. The Company has sustained an accumulative loss of $4,763,424 from its inception to March 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates.

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments primarily consist of cash, accounts receivable, prepaid expenses and other receivables, accounts payable, advance from customers, accrued expenses and other current liabilities.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided. Sales taxes are presented on a net basis (excluded from revenues and costs).

Cash and cash equivalents

The Company maintains cash and cash equivalents with financial institutions in the PRC which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable and allowance for doubtful accounts

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. Management regularly reviews aging of the receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The balances of allowance for doubtful accounts are $72,755 and $0 at March 31, 2011 and 2010 respectively. The Company recorded bad debt expense of $ 71,144 and $ 0 for the years ended March 31, 2011 and 2010, respectively.

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

The Company recorded $120,805 and $0 inventory markdown allowance for the year ended March 31, 2011 and 2010, respectively.

Property, Plant and equipment, net

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred; while additions, renewals and betterments are capitalized. When the property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with estimated lives as follows:

Estimated Useful Life
Building	30-40 years
Machinery and equipment	10-20 years
Other equipment	5 years
Vehicles	5-7 years

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Construction in progress

Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

Intangible assets

Intangible assets include land use right and trademark right, which are recorded at fair value. Land use right has an estimated useful life of 40 years and is amortized on a straight-line basis over its estimated useful life. The trademark right is renewed every ten years with infinite useful life. When events or circumstances warrant a review, the Company will assess recoverability from future operations of acquired intangibles using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value of the intangible asset exceeds its fair value.

Impairment of long lived-assets

Long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Income taxes

The Company utilizes ASC 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

 The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Earnings per share

Basic earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Statement of cash flows

In accordance with the provisions of Accounting Standards Codification on “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

“Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The related ASC provision has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment. All revenue is from customers in the PRC. The all of the Company’s assets are located in the PRC.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Recently issued accounting pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  We do not anticipate material impact on our financial statements upon adoption.

Note 4 – Inventories

Inventories as of March 31, 2011 and 2010 consist of the following:

	March 31, 2011	March 31, 2010
Raw materials	$101,940	$29,286
Work in process	-	21,568
Finished goods	93,625	390,017

Totals	$195,565	$440,871

Note 5 – Other Receivables

Other receivables consist of advance to suppliers, rent deposit, telephone deposit and employee advances, which are interest free and unsecured.

Note 6 – Property and equipment

Property and equipment consists of the following:

	March 31, 2011	March 31, 2010
Buildings	$230,906	$204,069
Machinery and equipment	114,328	700,618
Vehicle	18,201	62,636
Office Equipment	24,979	47,895
Construction in Process	-	736,279
	388,414	1,751,497
Less accumulated depreciation	(41,099)	(241,305)
Totals	$347,315	$1,510,192

The Company recorded depreciation expense of $32,246 and $123,099 for the years ended March 31, 2011 and 2010, respectively.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 7 – Intangibles

Intangibles assets at March 31, 2011 and 2010 consist of the following:

	March 31, 2011	March 31, 2010
Trade mark	$335,361	$322,740
Land use right	140,189	134,914
Total intangible assets	475,550	457,654
Less: Accumulated amortization	(14,019)	-
Net value of intangible assets	$461,531	$457,654

The land amortization expense for the year ended March 31, 2011 and 2010 were $13,708 and $0, respectively.

Note 8 –Accrued expenses and other payables

Accrued expenses and other payables consist of the following:

	March 31, 2011	March 31, 2010
Salary payable	$344,536	$300,371
Other payables	584,097	552,415
Accrued expenses	54,237	-
Total	$982,870	$852,786

Note 9 - Loan from shareholder

Loan from shareholder represents loans and advances from shareholders and officers which are non-interest bearing and due on demand.

Note 10 – Stockholders’ equity

Series A convertible preferred stock

Series A convertible preferred stock represents contractual rights exchangeable for a total of 15,344 shares of common stock.

Conversion of series C convertible preferred stock

In April 2010, shareholder of series C convertible preferred stock converted all 3,600 shares of series C preferred stock into 36,000,000 shares common stock (after reverse split shares). Those series C preferred stock were issued per reverse merger agreement. (See note 1).

Except as described above with reference to the Series A convertible preferred stock, there are no contracts, commitments or agreements relating to voting, purchase or sale of the Company’s capital stock (i) between or among the Company and any person and (ii) to the best of the Company’s knowledge, between or among any of the Company’s stockholders.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 11 - Income taxes

Under the current income tax laws in China, the Company’s subsidiaries, Beijing SNX, Daqing SNX and HLJ SNX, are subject to an income tax rate of 25% on their taxable income. The Company has not paid any income taxes in China for the past years due to the loss of prior years.

No provision for U.S. taxes is made as the Company has no taxable income in the U.S.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended March 31,
	2011	2010
Tax at U.S. Statutory rate	$(866,607)	$(244,910)
Tax rate difference between China and U.S.	246,685	69,332
Change in Valuation Allowance	622,270	176,033
Effective tax rate	$2,348	$455

The income tax credits are summarized as follows:
	Year Ended March 31,
	2011	2010
Current	$2,348	$455
Deferred - U.S.	(3,209)	(17,500)
Deferred - China	(619,061)	(173,331)
Valuation allowance	622,270	190,831
Total	$2,348	$455

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 11 - Income taxes (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of March 31, 2011 and 2010 are as follows:

	Year Ended March 31,
	2011	2011

Net operating loss carryforward - China	$781,206	$284,652
Net operating loss carryforward - US	20,709	17,500
Impairment loss on building and equipment	88,878	-
Amortization of startup costs	28,796	-
Others	4,833	-
	924,922	302,152
Less valuation allowance	(924,922)	(302,152)
Deferred tax assets	$-	$-

Note 12- Concentrations

Sales to two major customers accounted for 34% and 34% of total sales for the year ended March 31, 2011.

Sales of three major products represented approximately 41%, 27% and 11% of total sales for the year ended March 31, 2011.

Note 13 – Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China. Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies. Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

CHINA ORGANIC FERTILIZER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011 AND 2010

Note 14 - Subsequent events

The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance and has determined that there were no material reportable subsequent events.

Note 15 – Restatement on consolidated financial statements

The consolidated balance sheet as of March 31, 2010 and statement of cash flows for the year ended March 31, 2011 were restated as follows:

•	Property and equipment was reduced to eliminate items that were double counted.

•
Amounts due to management and accrued expenses and other liabilities were reclassified to additional paid in capital as those amounts were exchanged into common stock during reverse merger in January 2010.

•	The class and amount of preferred stock and common stock were corrected.

The following is a summary of the effects of the restatement on the company’s consolidated balance sheet and statement of cash flows.

	As of March 31, 2010
	As Originally Reported	As Restated
ASSETS
Property and equipment, net	$1,756,857	$1,510,192
Total assets	3,675,620	3,428,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	864,522	852,786
Loan from stockholders	1,882,656	-
Total current liabilities	3,609,419	1,715,026
Preferred stock, series A	153	7,826
Preferred stock, series C	-	4
Common stock	59,543	5,992
Additional paid-in capital	2,354,245	4,047,845
Total stockholders' equity	66,201	1,713,929
Total liabilities and stockholders' equity	$3,675,620	$3,428,955

	Year Ended March 31, 2010
	As Originally Reported	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Captial contribution	$437,622	$619,756
Proceeds from related party loans	$182,134	$-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

 The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). That evaluation revealed a weakness in the disclosure controls and procedures, specifically the fact that the Company lacks personnel who are familiar with U.S. accounting principles and practices.  Based on that evaluation, therefore, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, such controls and procedures were not effective.

 (b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)             Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the People’s Republic of China. None of our employees has experience or familiarity with U.S accounting principles. The lack of personnel in our headquarter office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2011.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Name	Age	Position with the Company	Director Since
Chen Yu	42	Chairman, Chief Executive Officer, Chief Financial Officer	2010

Chen Yu is an entrepreneur with nearly 20 years of experience in business management and operation.  Since June 2009, Mrs. Chen has served as the Chairman, CEO and CFO of Beijing Shennongxing Technology Co., Ltd.  Mrs. Chen started her business career as a manager at Hongkong Rongchang Trading Company from 1989 to 1994. From 1994 to 1996, Mrs. Chen was employed as vice president of Liaoning Zhongxing Group in Shanghai. From 1996 to 2006, Mrs. Chen was employed by American Mu’s Investment Group.  From 2006 until she joined Beijing Shennongxing, Mrs. Chen was one of directors and Chief Operations Officer of Shanghai William Jewelry Company.  Mrs. Chen studied at the Shanghai Dance School from 1982 to 1989, majoring in Ballet.  From 1994 to 1989, she attended the Shanghai University of Finance and Economics, studying corporate management.  During 1997 to 2000, Mrs. Chen studied Gemology in the United States, at the California Gemological Institute, majoring in Gemology.

Board of Directors

Our sole director holds office until the annual meeting of stockholders of the Company following the election or until her successor is duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Audit Committee; Compensation Committee; Nominating Committee.

Our Board of Directors has not yet constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  There is no member of the Board who meets the qualifications to serve as our audit committee financial expert.

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

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer.  The small number of members of management makes a code of ethics unnecessary.

 Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2011 except that none of the members of our board of directors has filed a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of China Organic Fertilizer to Chen Yu for services rendered in all capacities to the Company during the years ended March 31 2011 and 2010.   Ms. Yu was appointed to the Board during in January 2010.  There was no officer whose salary and other compensation for the year ended March 31, 2011 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Chen Yu	2011	$0	--	--	--	--
	2010	$0	--	--	--	--

Employment Agreements

All of our officers and directors serve on an at-will basis, and none has entered into employment contracts with the company.

Compensation of Directors

The Board of Directors has not adopted any compensation arrangements for its members.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2011 and those options held by her on March 31, 2011.

 Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Chen Yu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2011 and held by them unvested at March 31, 2011.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Chen Yu	--	--

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2011, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, by each director and officer and by all officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Chen Yu	2,500,000		6.0%
All directors and officers, as a group (1 person)	2,500,000		6.0%
Huakang Zhou, 18 Quail Run, Warren, NJ 07075	20,316,752	(3)	48.1%
Ying Wang, 18 Quail Run, Warren, NJ 07075	8,000,000		19.1%
Yuting Yan	2,500,000		6.0%
________________________________

(1)	Except as otherwise noted, the address of each shareholder is c/o Beijing Shennongxing Technology Co.,, 49 Fuxingmennei Street, Suite 310, Beijing, P.R. China 100031
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)
Includes 4,000,000 shares owned by Warner Technology & Investment, Inc., which is controlled by Mr. Zhou.  Also includes 8,000,000 shares owned by Ying Wang, 1,700,000 shares owned by Wang Lan, and 1,500,000 shares owned by Zhou Huaqin, with respect to all of which Mr. Zhou has voting and dispositional authority.   Also includes 54,706 shares owned by Wang Xiaojin, Mr. Zhou’s spouse.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

None.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. was appointed to serve as the Company’s independent registered public accounting firm on May 29, 2011.  Previously P.C. Liu, CPA, P.C. was the company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed from professional services rendered by Paritz & Company, P.A. for the audit of our annual financial statements and review of financial statements for the fiscal year ended March 31, 2011 was $35,000.  The aggregate fees billed from professional services rendered by P.C. Liu, CPA, P.C., for the audit of our annual financial statements and review of financial statements for the fiscal year ended March 31, 2010 was $45,000.

Audit-Related Fees

Paritz & Company, P.A. did not render any audit-related services to us for the fiscal year ended March 31, 2011.  P.C. Liu, CPA, P.C. did not render any audit-related services to us for the fiscal year ended March 31, 2010

Tax Fees

Paritz & Company, P.A. did not render any tax services to us for the fiscal year ended March 31, 2011.  P.C. Liu, CPA, P.C. did not render any tax services to us for the fiscal year ended March 31, 2010.

All Other Fees

Paritz & Company, P.A. did not render any other services to us for the fiscal year ended March 31, 2011.  P.C. Liu, CPA, P.C. did not render any other services to us for the fiscal year ended March 31, 2010.

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

3-a(2)	Amendment to Articles of Incorporation dated April 7, 2010 - filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 21, 2010 and incorporated herein by reference.

3-b.	By-laws. - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (33-85218 C) and incorporated herein by reference.

21
Subsidiaries  - SNX Organic Fertilizers, Inc., a Delaware corporation
- Beijing Shennongxing Technology Co., Ltd. , a PRC corporation
- Daqing Shennongxing Xiangyu Technology Co., Ltd.
- Heilongjiang Xiangyu Organic Fertilizer Co., Ltd.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December __, 2011.

CHINA ORGANIC FERTILIZER, INC.

Date: December 28, 2012	/s/ Chen Yu
Xue Bangyi, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chen Yu	December 28, 2012
Chen Yu
Director, Chief Executive Officer, Chief Financial and Accounting Officer