Form 10-K/A
period 2010-03-31
CHINA ORGANIC FERTILIZER, INC.
filed 2013-01-23
CIK 1081944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

 Amendment No. 2

This amendment is being filed in order to restate the consolidated financial statements in the manner and for the reasons set forth in  Note 15 to the Financial Statements and to make the corresponding changes to Item 7, "Management's Discussion and Analysis".  Nothing else has been changed in this Report and no effort to update the information has been made.  For current information regarding the registrant, please review the more recent filings by the Registrant with the Securities and Exchange Commission.

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

Liquidity and Capital Resource

Since Beijing Shennongxing was organized, its operations have been funded primarily by capital contributions and loans from our shareholders. As of March 31, 2009, therefore, the balance due to our shareholders was $1,700,523.  This is recorded on our balance sheet as loan from stockholders, because the creditors are members of the management of Beijing Shennongxing, and they committed that they would not seek repayment of the loan during the next fiscal year and not until the Company can afford to repay the loan without damage to its business prospects.  In connection with the reverse merger in January 2010, the loan from stockholders was reclassified as a contribution of capital.

As of March 31, 2010, SNX had a working capital deficit of $253,917. Included in our current assets at March 31, 2010 are “other account receivable” of $648,170.  The greater portion of this item represents funds advanced to middlemen for future purchases of raw materials.  The accounts will be amortized as raw materials are received.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA ORGANIC FERTILIZER, INC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F2

Consolidated Balance Sheets as of March 31, 2010 (restated) and 2009 (restated)	F3

Consolidated Statements of Operation for years ended March 31, 2010 and 2009	F4

Consolidated Statements of Changes in Stockholders’ Equity for years ended March 31, 2010 (restated) and 2009 (restated)	F5

Consolidated Statements of Cash Flows for years ended March 31, 2010 (restated) and 2009 (restated)	F6

Notes to Consolidated Financial Statements	F7-F16

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

P.C.LIU, CPA, P.C.

Flushing, NY

June 30, 2010 / May 29, 2011 / January 22, 2013

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009

	2010 (Restated)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$138,345	$14,504
Accounts receivable, net	70,017	290,217
Other receivable, net	648,170	138,189
Advances to suppliers	17,604	-
Prepaid expenses	146,102	-
Inventory, net	440,871	184,589
Total Current Assets	1,461,110	627,499

Property and Equipment, net	1,510,192	1,935,949

Intangible Assets, net	457653	457,029
Total Assets	$3,428,955	$3,020,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$658,224	$44,406
Advances from customers	125,429	145,108
Tax payable	78,588	28,037
Due to Management	-	1,700,523
Accrued expenses and other liabilities	852,786	734,069
Total Current Liabilities	1,715,026	2,652,143

Commitments and Contingency

Stockholders' Equity:
Preferred stock - Series A convertible, $0.001 par value; 99,896,400 shares authorized; 7,825,525 shares issued and outstanding	7,826	0
Preferred stock, Series C convertible, $0.001 par value; 3,600 shares authorized, 3,600 and zero shares issued and outstanding as of March 31, 2010 and 2009	4	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,991,980 and 1,954,3003 shares issued and outstanding as of March 31, 2010 and 2009	5,992	1,954
Capital stock	4,047,845	1,976,318
Other comprehensive income	(62,685)	(23,128)
Retained earnings	(2,285,055)	(1,584,856)
Total Stockholders' Equity	1,713,929	368,334
Total Liabilities and Stockholders' Equity	$3,428,955	$3,020,477

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended March 31
	2010	2009

Revenues	$36,413	$117,414

Cost of Goods Sold	88,096	154,941

Gross Profit	(51,683)	(37,527)

Operating Expenses:
Sales Expenses	1,466	9,073
General and Administrative Expenses	646,671	726,254

Total Operating Expenses	648,137	735,327

Income from Operations before other Income and (expense)	(699,820)	(772,854)

Other Income and (Expense):
Other income	498	327
Financial expense	(422)	(1,084)

Non Operating( income)/expenses	76	(757)

Income Before Income Taxes	(699,744)	(773,611)

Provision For Income Taxes	455	-

Net Income (Loss)	(700,199)	(773,611)

Other Comprehensive Items:

Foreign Currency Translation Gain (Loss)	(39,555)	29,598

Comprehensive Income	$(739,754)	$(744,013)

Weighted average earning per share
Basis	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basis	59,542,752	59,542,752
Diluted	419,696,014	419,696,014

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Prefer Stock Series A		Prefer Stock Series C		Common Stock par value $0.001
	one to one CS par $0.001		1 to 100,000 CS par $0.001		$0.001	Paid in	Additional Paid in	Accumulated Other Comprehensive	Retained	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Income	Equity

Balance- March 31, 2008.	-	$-	-	$-		$-	$1,127,158	$(52,726)	$(811,245)		$263,187

Net loss for the year									(773,611)	(773,611)	(773,611)
Additional contributed capital							849,160				849,160
Foreign currency translation adjustment								29,598		29,598	29,598

Comprehensive income										(744,013)

Balance- March 31, 2009							1,976,318	(23128)	(1,584,856)		368,334

Shares issued for merger
January 30, 2010	7.825.525	7.826	3,600	4	5.991.980	5.992	(13,822)				-

Net loss for the year									(700,199)	(700,199)	(700,199)
Additional contributed capital							2,085,349		(700,199)		2,085,349
Foreign currency translation adjustment								(39,555)		(39,555)	(39,555)
Comprehensive income										(739,754)

Balance- March 31, 2010	7,825,525	$7,826	3,600	$4	5,991,980	$5,992	$4,047,845	$(62,683)	$(2,285,055)		$1,713,929

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC FERTILIZER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended March 31,
	2010 (restated)	2009 (restated)
Net Loss	$(700,199)	$(773,611)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	123,099	112,840
(Increase) or Decrease in Current Assets:
Accounts Receivable	220,200	(44,432)
Inventories	(256,282)	30,668
Advanced to Suppliers	(17,604)	7,291
Other account receivable	(509,981)	(70,805)
Prepaid Expenses	(146,102)	3,584
Increase or (Decrease) in Current Liabilities:
Accounts Payable	613,817	(23,465)
Advanced from Customers	(19,679)	51,552
Tax Payable	50,551	27,897
Other payable	155,669	(16,033)
Due to management	-	(548,986)
Accrued expense	(24,216)	149,430
Net Cash ( Used) Provided by Operating Activities	(510,727)	(1,094,070)

Cash Flows From Investing Activities:

Disposal of production equipment	215,666	318,265
Purchase of property, Equipment	(198,322)	(282,483)
Net Cash Used in Investing Activities	17,344	35,782

Cash Flows From Financing Activities:
Capital contribution	619,756	864,496

Net Cash Provided in Financing Activities	619,756	849,160

Increase in Cash and Cash Equivalents	126,373	(209,128)

Effect of exchange rate changes on cash and cash equivalents	(2,532)	29,598

Cash and Cash Equivalents -Beginning Balance	14,504	194,034

Cash and Cash Equivalents - Ending Balance	$138,345	$14,504

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

Certain financial instruments, which subject to concentration of credit risk, consist of cash balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and 2009, the Company had deposits totaling $138,345 and $14,504 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Note 4 – Inventories

Inventories as of March 31, 2010 and 2009 consist of the following:

	March 31, 2010	March 31, 2009
Raw materials	$29,286	$35,755
Work in process	21,568	78,142
Finished goods	390,017	70,692

Totals	$440,871	$184,589

Note 5 – Property and equipment

Property and equipment at March 31, 2010 and 2009 consist of the following:

	2010	2009
Buildings	$687,815	$168,660
Machinery and equipment	962,949	1,286,834
Vehicle	46,666	45,059
Office Equipment	48,199	-
Construction in Process	0	657,111
Sub- Totals	1,745,629	2,157,664
Less accumulated depreciation	-235,437	-221,715
Totals	$1,510,192	$1,935,949

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $123,099 and $221,715, respectively.

Note 6 – Intangibles

Intangibles assets at March 31, 2010 and 2009 consist of the following:

	2010	2009
Trade mark	$134,913	$134,729
Land use right	322,740	322,300
Total intangible assets	457,653	457,029
Less: Accumulated amortization	-	-
Net value of intangible assets	$457,653	$457,029

As of March 31, 2010 and 2009, the land of subsidiary of Beijing ShenNongXing Technology company and the trade mark of XiangYu subsidiary of Beijing ShenNongXing Technology company haven’t been utilized. Therefore, the Company has not taken the amortization for those assets.

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

Note 9 –Other current liabilities

Other current liabilities consist of the following:

	2010	2009
Other payables	$552,415	$589,367
Accrued expenses	300,371	144,702
Total	$852,786	$734,069

Note 10- Loan from shareholder

As of March 31, 2010 and 2009, the amount of the loan from shareholders was $0 and $1,700,523. It is an interest free loan and payable on demand.

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

Note 12- Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 41,991,980 common stock equivalents available in the computation of earnings (loss) per share at March 31, 2010 and 2009.

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

The Company had one major customer who accounted for 42 % and 79% of the total sales for the years ended March 31, 2010 and 2009, respectively. Accounts receivable from these customers at the years ended March 31, 2010 and 2009 is $29,787 and $214,725, respectively.

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

Note 15 – Restatement of consolidated financial statements

The consolidated balance sheets as of March 31, 2010 and 2009 and statement of cash flows for the year ended March 31, 2010 were restated as follows:

●	Construction in Progress as of March 31, 2010 was reduced to eliminate items that were double counted.

●
Amounts due to management and accrued expenses and other liabilities as of March 31, 2010 were reclassified to additional paid in capital as those amounts were exchanged into common stock during reverse merger in January 2010.

●	The class and amount of preferred stock and common stock were corrected.

The following is a summary of the effects of the restatement on the company’s consolidated balance sheet and statement of cash flows.

	As of March 31, 2010
	As Originally Reported	As Restated
ASSETS
Property and equipment, net	$1,756,857	$1,510,192
Total assets	3,675,620	3,428,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	864,522	852,786
Loan from stockholders	1,882,656	-
Total current liabilities	3,609,419	1,715,026
Preferred stock, series A	153	7,826
Preferred stock, series C	-	4
Common stock	59,543	5,992
Additional paid-in capital	2,354,245	4,047,845
Total stockholders' equity	66,201	1,713,929
Total liabilities and stockholders' equity	$3,675,620	$3,428,955

	Year Ended March 31, 2010
	As Originally Reported	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	$437,622	$619,756
Proceeds from related party loans	$182,134	$-

	As of March 31, 2009
	As Originally Reported	As Restated
LIABILITIES AND STOCKHOLDERS' EQUITY
Additional paid-in capital	$2,013,341	$1,976,318
Accumulated other comprehensive income	(60,151)	(23,128)
Total stockholders' equity	368,334	368,334
Total liabilities and stockholders' equity	$3,020,477	$3,020,477

	Year Ended March 31, 2009
	As Originally Reported	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	$864,496	$849,160

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